Form 10-Q
period 1997-06-30
TRAVEL SERVICES INTERNATIONAL INC
filed 1997-08-29
CIK 1039064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________ Commission File No. 0-29296

                       TRAVEL SERVICES INTERNATIONAL, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                              52-2030324
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)              Identification No.)

                  515 No. Flagler Drive, Suite 300 - Pavillion
                            West Palm Beach, FL 33401
                   -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (561) 802-3396
                         ------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __    No  X

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 28, 1997, was 8,781,726.




                       TRAVEL SERVICES INTERNATIONAL, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                               PAGE
PART I            FINANCIAL INFORMATION.........................................................................3

Item 1.           Financial Statements

                  General Information ..........................................................................3

                  Balance Sheets as of December 31, 1996, June 30, 1997, and
                  June 30, 1997 (Pro Forma).....................................................................4

                  Statements of Income for the Three Months Ended June 30, 1996 and 1997,
                  and the Six Months Ended June 30, 1996 and 1997...............................................5

                  Statements of Pro Forma Combined Income for the Three Months Ended
                  June 30, 1996 and 1997, and the Six Months Ended June 30, 1996 and 1997.......................6

                  Statements of Cash Flows for the Six Months Ended June 30, 1996 and 1997......................7

                  Notes to Financial Statements.................................................................8

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations........................................................................13

PART II           OTHER INFORMATION............................................................................22

Item 1.           Legal Proceedings............................................................................22

Item 4.           Submission of Matters to a Vote of Security Holders..........................................22

Item 5.           Other Information............................................................................22

Item 6.           Exhibits and Reports on Form 8-K.............................................................23

SIGNATURES.....................................................................................................24

                         PART I - FINANCIAL INFORMATION

ITEM  1.          FINANCIAL STATEMENTS

GENERAL INFORMATION

Travel Services International, Inc. ("TSI" or the "Company") was established to create a leading single source distributor of specialized leisure travel services to both travel agents and travelers. On July 28,1997, simultaneously with the closing of its initial public offering (the "Offering") of its common stock (the "Common Stock"), TSI acquired five specialized distributors of travel services in separate combination transactions (the "Combinations"). Through the Combinations, TSI acquired the outstanding capital stock of Cruises Inc. ("Cruises Inc.") and D-FW Tours, Inc. and D-FW Travel Arrangements, Inc. (collectively, "D-FW Tours"), and substantially all of the assets of Auto Europe, Inc. (Maine) ("Auto Europe"), Cruises Only, Inc. ("Cruises Only") and 800-Ideas, Inc. ("Travel 800") (each a "Founding Company" and collectively the "Founding Companies").

The consideration for the Combinations consisted of cash and Common Stock. The Combinations are accounted for under the purchase method of accounting. Auto Europe has been designated as the accounting acquiror for financial statement presentation purposes in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 97, which states that the combining company which receives the largest portion of voting rights in the combined corporation is presumed to be the acquiror for accounting purposes. Therefore, the accompanying historical financial statements as of December 31, 1996 and June 30, 1997 and for the three month and six month periods ended June 30, 1996 and 1997 that are presented as the historical financial statements of the registrant are statements of Auto Europe. Unless the context otherwise requires, all references herein to the Company include Auto Europe and the other Founding Companies.

Operating results for interim periods are not necessarily indicative of the results for full years. The financial statements included herein should be read in conjunction with the Pro Forma Combined Financial Statements of the Company and the related notes thereto, the Financial Statements of TSI, Auto Europe, Cruises Inc., Cruises Only and Travel 800 and related notes thereto, and management's discussion and analysis of financial condition and results of operations related thereto, all of which are included in the Company's Registration Statement on Form S-1 (No. 333-27125), as amended (the "Registration Statement"), filed with the SEC in connection with the Offering.




                       TRAVEL SERVICES INTERNATIONAL, INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       PRO FORMA
                                                       DECEMBER 31,     JUNE 30,       JUNE 30,
                                                           1996           1997           1997
                                                                       (UNAUDITED)    (UNAUDITED)
                                                       ------------    -----------     ----------
                        ASSETS
Current Assets:
  Cash and cash equivalents                            $        -     $     6,018    $     16,484
  Trade and other receivables, net of
    allowance of $108 for pro forma                             -             134           1,987
  Receivables from stockholder and employees                  370             513             580
  Other current assets                                         52              43             737
                                                       ----------     -----------    ------------
     Total current assets                                     422           6,708          19,788

Property and equipment, net                                 4,825           4,997           9,070
Goodwill                                                        -               -          41,700
Other assets                                                2,203           2,203              90
                                                       ----------     -----------    ------------
     Total assets                                      $    7,450     $    13,908    $     70,648
                                                       ==========     ===========    ============
            LIABILITIES AND STOCKHOLDERS'
                   EQUITY (DEFICIT)
Current Liabilities:
  Bank overdraft                                       $      672     $         -    $          -
  Line of credit and short-term debt                        2,300               -               -
  Current maturities of long-term debt                        204             105             504
  Trade payables, customer deposits and deferred income     1,774           7,874          13,552
  Due to travel service providers                           1,790           4,137           5,110
                                                       ----------     -----------    ------------
     Total current liabilities                              6,740          12,116          19,166

Long-term debt, net of current maturities                   1,880           1,840           4,190
Deferred income taxes                                           -               -              56

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value;  1,000,000 shares
  authorized; none outstanding                                  -               -               -
Common stock, $0.01 par value;  50,000,000 shares
  authorized; 8,781,726 shares outstanding                      -               -              88
Class A voting common stock, no par value;  1,000
  authorized shares; 800 shares outstanding                     1               1               -
Class B nonvoting common stock, no par value; 50,000
  authorized shares; 800 shares outstanding                    40              40               -
Additional paid-in capital                                     96              96          49,790
Accumulated deficit                                        (1,307)           (185)         (2,642)
                                                       ----------     -----------    ------------
     Total stockholders' equity (deficit)                  (1,170)            (48)         47,236)
                                                       ----------     -----------    ------------
     Total liabilities and stockholders' equity
      (deficit)                                        $    7,450     $    13,908    $     70,648
                                                       ==========     ===========    ============

The accompanying notes are an integral part of these financial statements.


                       TRAVEL SERVICES INTERNATIONAL, INC.
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------   -------------------------
                                                           1996           1997           1996           1997
                                                        -------       ------------    -------      -----------
Net revenues                                           $  9,773       $ 12,422       $ 15,537       $ 20,242
Operating expenses                                        6,655          7,995         11,270         13,718
                                                       --------       --------       --------       --------
     Gross profit                                         3,118          4,427          4,267

General and administrative expenses                       2,121          3,230          3,842          5,074
                                                       --------       --------       --------       --------
     Income from operations                                 997          1,197            425          1,450

Interest expense and other, net                              54             52             96            126
                                                       --------       --------       --------       --------
     Net income                                        $    943       $  1,145       $    329       $  1,324
                                                       ========       ========       ========       ========





The accompanying notes are an integral part of these financial statements.


                       TRAVEL SERVICES INTERNATIONAL, INC.
                     STATEMENTS OF PRO FORMA COMBINED INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------    --------------------------
                                                      1996           1997           1996           1997
                                                   ------------    ----------     -----------   -----------
Net revenues                                       $     17,563    $   22,812     $    29,201   $    37,938
Operating expenses                                       10,854        13,510          19,018        23,386
                                                   ------------    ----------     -----------   -----------
     Gross profit                                         6,709         9,302          10,183        14,552

General and administrative expenses                       2,686         3,331           4,964         5,959
Goodwill amortization                                       298           298             596           596
                                                   ------------    ----------     -----------   -----------
  Income from operations                                  3,725         5,673           4,623         7,997

Interest expense and other, net                              12            85              81           200
                                                   ------------    ----------     -----------   -----------
     Income before income taxes                           3,713         5,588           4,542         7,797

Provision for income taxes                                1,673         2,515           2,046         3,504
                                                   ------------    ----------     -----------   -----------
     Net income                                     $     2,040    $    3,073     $     2,496   $     4,293
                                                   ============    ==========     ===========   ===========

Pro forma net income per share                      $      0.23    $     0.35     $      0.28   $      0.49
                                                   ============    ==========     ===========   ===========
Shares used in computing pro forma net income per
  share                                               8,781,726     8,781,726       8,781,726     8,781,726
                                                   ============    ==========     ===========   ===========


The accompanying notes are an integral part of these financial statements.


                       TRAVEL SERVICES INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         SIX MONTHS ENDED JUNE 30,
                                                         -------------------------
                                                           1996           1997
                                                         -------      ------------
Cash from operating activities:
     Net income                                          $   329       $  1,324
     Adjustments to reconcile net income to net
     cash provided by operating activities
          Depreciation                                       321            391
          Changes in operating assets and liabilities:
               Trade and other receivables                     -           (134)
               Receivables from stockholder and employees    219           (143)
               Other current assets                           (6)            (9)
               Other assets                                   32              -
               Due to travel service providers            (2,967)         6,665
               Trade payables, customer deposits and
                 deferred income                           5,397          1,111
                                                       ---------      ---------
           Net cash provided by operating activites        3,325          9,223

Cash flows from investing activities:
     Purchase of property and equipment                   (2,407)          (618)
     Proceeds from sale of property and equipment             13             54
                                                       ---------      ---------
           Net cash used in investing activities          (2,394)          (564)

Cash flows from financing activities:
     Net payments on short-term debt                        (700)        (2,300)
     Proceeds from long-term debt                          2,415              -
     Payments on long-term debt                             (523)          (139)
     Distributions to stockholders                          (110)          (202)
           Net cash provided (used) in financing       ---------      ---------
             activities                                    1,082         (2,641)

Net increase in cash and cash equivalents                  2,013          6,018

Cash and cash equivalents, beginning of period                14              -
                                                       ---------      ---------
Cash and cash equivalents, end of period               $   2,027      $   6,018
                                                       =========      =========
Supplemental disclosure of cash flow information:
     Cash paid for interest                            $      94      $     149
                                                       =========      =========
Supplemental disclosure of non-cash financing and
  investing activites:
     Receivable from stockholder exchanged for
       non-operating assets                            $   2,200      $       -
                                                       =========      =========



The accompanying notes are an integral part of these financial statements.

                       TRAVEL SERVICES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

TSI was established to create a leading single source distributor of specialized leisure travel services to both travel agents and travelers. On July 28, 1997, TSI acquired the Founding Companies for consideration consisting of cash and Common Stock. The closing of the Offering also occurred on that date.

For financial statement purposes, Auto Europe, one of the Founding Companies, has been identified as the accounting acquiror. Accordingly, the historical financial statements represent those of Auto Europe prior to the Combinations and the Offering. The Combinations were accounted for using the purchase method of accounting. Allocations of the purchase price to the assets acquired and liabilities assumed of the Founding Companies have been initially assigned and recorded based on preliminary estimates of fair values and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

The interim financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1996 and 1997 are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

The unaudited pro forma combined financial information for the three and six month periods ended June 30, 1996 and 1997 includes the results of TSI combined with the Founding Companies as if the Combinations had occurred at the beginning of each respective three and six month period. The unaudited pro forma combined balance sheet gives effect to the Combinations and the Offering as if they had occurred on June 30, 1997. The pro forma combined financial information includes the effects of : (i) the Combinations; (ii) distributions of certain assets prior to the Combinations to the former owners of the Founding Companies; (iii) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies, to which such persons have agreed prospectively (the "Compensation Differential"); (iv) reversal of the non-recurring, non-cash compensation charge of $7.1 million recorded by TSI in the three months ended March 31, 1997 related to Common

Stock issued to founders and management of TSI; (v) provision for income taxes as if income was subject to corporate federal and state income taxes during the periods; (vi) repayment of long-term debt of $730,000; and (vii) amortization of goodwill resulting from the Combinations. Prior to the Combinations, the Founding Companies were not under common control or management; accordingly, the pro forma combined financial information may not be indicative of or comparable to the Company's post-Combination results of operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to Financial Statements of Auto Europe, Cruises Inc., Cruises Only and Travel 800 included in the Financial Statements in the Company's Registration Statement.

3.   CREDIT FACILITY AND LONG-TERM DEBT

On July 3, 1997, the Company received a commitment letter for a $20 million revolving line of credit and is actively negotiating the definitive terms of the credit agreement, which also includes a term loan of approximately $3 million. The credit facility may be used for acquisitions, capital expenditures, refinancing of Founding Companies' debt, and for general corporate purposes. The credit agreement will require the Company to comply with various loan covenants, which are expected to include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets, and dividends. Interest on outstanding balances will be computed based on the Eurodollar Rate plus a margin ranging from 1.25 percent to 2.0 percent, depending on certain financial ratios. Availability fees of 25 basis points per annum will be payable on the unused portion of the line of credit and a facility fee will be paid equal to 5/8 of one percent of the aggregate principal amount on the term loan. The credit facility will have a three year term. The Company's subsidiaries will be required to guarantee repayment of all amounts due under the credit facility. The Company anticipates that a closing with respect to the credit agreement will occur during September 1997.

On July 28, 1997, former stockholders of Cruises Only were released from personal guarantees of outstanding long-term debt and, in exchange for this release, TSI pledged $3.4 million as additional security for the debt. In early 1998, the Company plans to draw down on the term loan that is part of the credit agreement discussed above, in order to simultaneously pay off this existing Cruises Only debt.

Also on July 28, 1997, outstanding long-term debt of Cruises Inc. totaling $52,000 was prepaid and the former stockholders were released from personal guarantees of such debt.

On August 19, 1997, Auto Europe was required, in accordance with government regulations, to prepay a second mortgage loan from the U.S. Small Business Administration (SBA) with an outstanding balance of $730,000. This prepayment is reflected in the pro forma combined balance sheet as of June 30, 1997. The original maturity date was October 2016 and a prepayment penalty of $53,577 was incurred. In connection with this prepayment, the holder of the first mortgage notified Auto Europe that the maturity date of its mortgage would be changed to August 2002, from the current maturity date of September 2011. The accelerated maturity date will not impact the 15 year amortization schedule for the first mortgage.

4.   CAPITAL STOCK

On July 28, 1997, TSI completed the Offering, which involved the sale by TSI of 2,875,000 shares of Common Stock at a price to the public of $14.00 per share. The net proceeds to TSI from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $33 million. Of this amount, $28.5 million was used to pay the cash portion of the purchase price relating to the Combinations (including working capital adjustments and estimated reimbursements to stockholders of two of the Founding Companies that had elected S Corporation status under the Internal Revenue Code, for certain taxes that will be incurred by them in connection with the Combinations). The remaining $4.5 million will be used for acquisitions and general corporate purposes.

5.   EARNINGS PER SHARE

The historical information presented represents the results of operations of Auto Europe, the accounting acquiror, under its historical capital and income tax structure, and does not include adjustments for the Compensation Differential relating to Auto Europe. Accordingly, historical earnings per share of Auto Europe are not meaningful and are not presented. The computation of pro forma net income per share for the three and six month periods ended June 30, 1997 and 1996 are based on 8,781,726 shares outstanding, which includes the following shares:

     Issued in consideration for acquisitions of Founding Companies    3,422,225
     Issued to founders and management of TSI                          2,484,501
     Sold pursuant to the Offering                                     2,875,000
                                                                       ---------
                                                                       8,781,726
                                                                       =========


In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"), which for the Company will be effective for the year ended December 31, 1997. SFAS No. 128 simplifies the standards required under current accounting rules and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ( "Diluted EPS"). Basic EPS excludes dilution and is determined by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common shares were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted earnings per share under current accounting rules and will be required to be disclosed.

Implementation of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share as determined under current accounting rules.

6.   INCOME TAXES

Prior to the Combinations, the stockholders of Auto Europe, Cruises Only and Travel 800 elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, the entities were not subject to taxation for federal purposes. Under S Corporation status, stockholders report their share of taxable earnings or losses in their personal tax returns.

The Company intends to file a consolidated federal income tax return which includes the operations of the Founding Companies for periods commencing on the date of the Combinations (July 28, 1997). The Founding Companies will be individually responsible for filing federal income tax returns based on earnings through July 27, 1997. The provision for income taxes included in the Pro Forma Statements of Combined Income for the three and six month periods ended June 30, 1996 and 1997 assumes the application of statutory federal and state income tax rates and the partial non-deductibility of goodwill amortization.

7.   COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions arising in the ordinary course of business. The Company believes that none of the actions currently pending will have a material adverse effect on its business, financial condition and results of operations.

The Company carries a broad range of insurance coverage, including general and business liability, commercial property, workers' compensation, and general umbrella policies. In July 1997 the Company secured Directors and Officers and Prospectus Liability insurance coverage with an aggregate limit of $5 million. The Company has not incurred significant claims or losses on any of its insurance policies during the periods presented in the accompanying financial statements.

The Company conducts a portion of its operations in leased facilities under leases accounted for as operating leases. Minimum future lease payments under noncancelable operating leases as of December 31, 1996 are as follows, for years ending December 31,:

     1997             $ 486,000
     1998               328,000
     1999               212,000
     2000               180,000
     2001               168,000
     Thereafter         701,000

The leases provide for payment of taxes and other expenses by the Company. Total rent expense for all operating leases was approximately $400,000 in each of the six month periods ended June 30, 1996 and 1997.

TSI has negotiated a lease for a new corporate headquarters, with a five year initial term, two five-year renewal options, and expansion options on adjacent rental space. Minimum annual lease payments will be approximately $67,000, plus a proportionate share of building operating costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Pro Forma Financial Statements of the Company and related notes thereto and the Financial Statements of TSI and the Founding Companies and related notes thereto included in the Company's Registration Statement. Statements contained in this discussion regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The forward looking statements are subject to numerous risks and uncertainties to the Company, including but not limited to the risks associated with: successful integration of the Founding Companies, factors affecting internal growth and management of growth, the Company's acquisition strategy and availability of financing, the travel industry, seasonality, quarterly fluctuations and general economic conditions, dependence on technology and travel providers, and other factors discussed in the Registration Statement.

RESULTS OF OPERATIONS -  COMBINED

The combined results of operations of the Founding Companies for the periods discussed herein do not represent the combined results of operations presented in accordance with generally accepted accounting principles, but are only a summation of the net revenues, operating expenses, gross profit, and general and administrative expenses of the individual Founding Companies on a historical basis, and do not include the effects of pro forma adjustments. This data may not be comparable to and may not be indicative of the Company's post-Combination results of operations due to a variety of factors, including: (i) the Founding Companies were not under common control or management and had different tax and capital structures during the periods presented; (ii) certain key management of the Founding Companies have agreed to prospective reductions in salaries, bonuses and benefits (Compensation Differential); (iii) the Company will incur incremental costs related to its new corporate management and costs of being a public company; (iv) the Company will use the purchase method of accounting and establish a new basis of accounting to record the Combinations; and (v) the combined data do not reflect potential benefits and cost savings the Company may realize when operating as a combined entity. Future quarterly results may also be materially affected by the timing and magnitude of acquisitions, integration costs, variation in product mix, and seasonality of the travel industry. See "- Seasonality and Quarterly Fluctuations--Combined." Accordingly, the operating results for interim periods shown or for any other interim periods are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full fiscal year.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997 - COMBINED

The following table sets forth certain selected combined financial data as a percentage of revenues for the periods indicated (dollars in thousands):

                                              THREE MONTHS ENDED JUNE 30,
                                        --------------------------------------
                                              1996                  1997
                                        ---------------      -----------------

Net revenues                            $17,563   100.0%     $22,812    100.0%
Operating expenses                       10,854    61.8       13,510     59.2
                                        -------   -----      -------    -----
Gross profit                              6,709    38.2        9,302     40.8
General and administrative expenses       4,149    23.6        5,274     23.1


Combined net revenues increased $5.2 million, or 29.9%, from $17.6 million for the three months ended June 30, 1996 to $22.8 million for the three months ended June 30, 1997. This increase is primarily attributable to increased sales of travel services by the Company, including an increase in the number of airline reservations from 66,000 in 1996 to 77,000 in 1997, an increase in the number of European car rental reservations from 75,000 in 1996 to 90,000 in 1997, and an increase in the number of cruise reservations from 26,000 in 1996 to 32,000 in 1997. Increases in average commission revenue per transaction were also realized at Auto Europe, Cruises Only and D-FW Tours as a result of higher selling prices at Auto Europe and D-FW Tours and higher effective commission rates earned at Cruises Only. Cruises Only experienced difficulties during the three months ended June 30, 1996 relating to its relocation to a new headquarters and unanticipated problems with call center software installed as part of a new telephone system. This telephone system was removed by the vendor and replaced with a new telephone system in early July 1996.

Combined operating expenses increased $2.6 million, or 24.5%, from $10.9 million in 1996 to $13.5 million in 1997. Approximately 73% of operating expenses in both 1996 and 1997 are for salaries and benefits, and commissions to travel agencies, independent contractors and employees. As a percentage of net revenues, total operating expenses decreased from 61.8% in 1996 to 59.2% in 1997, primarily due to lower salaries and/or commissions expense as a percentage of net revenues at Auto Europe, Cruises Inc., and D-FW Tours, offset in part by higher salaries and commission expense as a percentage of net revenues at Travel 800.

Combined gross profit increased $2.6 million, or 38.6%, from $6.7 million in 1996 to $9.3 million in 1997. This increase is primarily attributable to increased sales of travel services by the Company, and lower operating expenses as a percentage of net revenues.

Combined general and administrative expenses increased $1.2 million, or 27.1%, from $4.1 million in 1996 to $5.3 million in 1997, and were 23.6% and 23.1%, respectively, of net revenues. Excluding the Compensation Differential of $1.5 million in 1996 and $2.0 million in 1997, general and administrative expenses increased $645,000, or 24.0%, from $2.7 million in 1996 to $3.3 million in 1997, and were 15.3% and 14.6%, respectively, of net revenues. This decrease as a percentage of net revenues was a result of spreading the Company's overhead costs over a larger revenue base.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997 - COMBINED

THE FOLLOWING TABLE SETS FORTH CERTAIN SELECTED COMBINED FINANCIAL DATA AS A PERCENTAGE OF REVENUES FOR THE PERIODS INDICATED (DOLLARS IN THOUSANDS):

                                                     SIX  MONTHS ENDED JUNE 30,
                                              ----------------------------------------
                                                    1996                   1997
                                              ----------------      ------------------
Net revenues                                  $29,201   100.0%      $37,938     100.0%
Operating expenses                             19,018     65.1       23,386      61.6
                                             --------   ------      -------     -----
Gross profit                                   10,183     34.9       14,552      38.4

General and administrative expenses             7,354     25.2        8,889      23.4

Combined net revenues increased $8.7 million, or 30%, from $29.2 million for the six months ended June 30, 1996 to $37.9 million for the six months ended June 30, 1997. This increase is primarily attributable to increased sales of travel services by the Company, including an increase in the number of airline reservations from 118,000 in 1996 to 137,000 in 1997, an increase in the number of European car rental reservations from 118,000 in 1996 to 150,000 in 1997, and an increase in the number of cruise reservations from 36,000 in 1996 to 46,000 in 1997. Increases in average commission revenue per transaction were also realized at Auto Europe, Cruises Only and D-FW Tours as a result of higher selling prices at Auto Europe and D-FW Tours and higher effective commission rates earned at Cruises Only. Cruises Only experienced difficulties during the six months ended June 30, 1996 relating to its relocation to a new headquarters and unanticipated problems of call center software installed as part of a new telephone system. This telephone system was removed by the vendor and replaced with a new telephone system in early July 1996.

Combined operating expenses increased $4.4 million, or 23%, from $19.0 million in 1996 to $23.4 million in 1997. Approximately 72% of operating expenses in 1996 and 1997 are for salaries and benefits, and commissions to travel agencies, independent contractors and employees. As a percentage of net revenues, total operating expenses decreased from 65.1% in 1996 to 61.6% in 1997, primarily due to lower salaries and/or commission expense as a percentage of net revenues at Auto Europe, Cruises Inc., Cruises Only and D-FW Tours, offset in part by higher salaries and commission expense as a percentage of net revenues at Travel 800.

Combined gross profit increased $4.4 million, or 42.9%, from $10.2 million in 1996 to $14.6 million in 1997. This increase is primarily attributable to increased sales of travel services by the Company, and lower operating expenses as a percentage of net revenues.

Combined general and administrative expenses increased $1.5 million, or 20.9%, from $7.4 million in 1996 to $8.9 million in 1997, and were 25.2% and 23.4%, respectively, of net revenues. Excluding the Compensation Differential of $2.4 million in 1996 and $2.9 million in 1997, general and administrative expenses increased $1 million, or 20.0%, from $5.0 million in 1996 to $6.0 million in 1997, and were 17.0% and 15.7%, respectively, of net revenues. This decrease as a percentage of net revenues was a result of spreading the Company's overhead costs over a larger revenue base.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED

During the six month period ended June 30, 1997, net cash provided by operating activities of the Founding Companies was approximately $13.7 million, on a historical basis, before the impact of the Compensation Differential of $2.9 million. Capital expenditures were $675,000 and net repayment of debt was $2.6 million, including short-term debt repayments of $2.3 million. Capital distributions by the Founding Companies totaled $3.1 million during the six month period ended June 30, 1997.

On July 3, 1997, the Company received a commitment letter for a $20 million revolving line of credit and is actively negotiating the definitive terms of the credit agreement, which also includes a term loan of approximately $3 million. The credit facility may be used for acquisitions, capital expenditures, refinancing of Founding Companies debt, and for general corporate purposes. The credit agreement will require the Company to comply with various loan covenants, which are expected to include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets, and dividends. Interest on outstanding balances will be computed based on the Eurodollar Rate plus a margin ranging from 1.25 percent to 2.0 percent, depending on certain financial ratios. Availability fees of 25 basis points per annum will be payable on the unused portion of the line of credit and a facility fee will be paid equal to 5/8 of one percent of the aggregate principal amount on the term loan. The credit facility will have a three year term. The Company's subsidiaries will be required to guarantee repayment of all amounts due under the credit facility. While the Company anticipates that a closing with respect to the credit agreement will occur during September 1997, there can be no assurance such closing will occur.

On July 28, 1997, TSI completed the Offering, which involved the sale by TSI of 2,875,000 shares of Common Stock, par value $.01 per share, at a price to the public of $14.00 per share. The net proceeds to TSI from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $33 million. Of this amount, $28.5 million was used to pay the cash portion of the purchase price of the Combinations (including working capital adjustments and estimated reimbursements to stockholders of two of the Founding Companies which had elected S Corporation status under the Internal Revenue Code for certain taxes that will be incurred by them in connection with the Combinations). The remaining approximately $4.5 million will be used for acquisitions and general corporate purposes.

On July 28, 1997, former stockholders of Cruises Only were released from personal guarantees of outstanding long-term debt and, in exchange for this release, TSI pledged $3.4 million as additional security for the debt. In early 1998, the Company plans to draw down on the new term loan which is part of the credit agreement discussed above, in order to simultaneously pay off this existing Cruises Only debt.

On July 28, 1997, outstanding long-term debt of Cruises Inc. totaling $52,000 was prepaid and the former stockholders were released from personal guarantees of the debt.

On August 19, 1997, Auto Europe was required, in accordance with government regulations, to prepay a second mortgage loan from the US Small Business Administration (SBA) with an outstanding balance of $730,000. This prepayment is reflected in the pro forma combined balance sheet as of June 30, 1997. The original maturity date was October 2016; a prepayment penalty of $53,577 was incurred. In connection with this prepayment, the holder of the first mortgage notified Auto Europe the maturity date of the first mortgage will be changed to August 2002, from the current maturity date of September 2011. The accelerated maturity date will not impact the 15 year amortization schedule for this first mortgage.

Each of the Founding Companies have made significant upgrades to their technology systems in the past few years. Continued growth of the Founding Companies and integration of their systems will require ongoing capital expenditures in the short term and long term. It is anticipated that integrating these systems will result in increased ability to cross sell the products and services of the Founding Companies. The Company has recently begun its study of the feasibility of integrating the systems of the Founding Companies; consequently, the Company has not yet established its capital needs or timetable for such integration. Capital needs for technology are also likely to change as additional acquisitions are made.

The Company will continue to pursue strategic acquisition opportunities. The Company cannot predict the timing, size or success of any acquisition effort, nor the associated potential capital commitments. The Company plans to fund future acquisitions primarily through a combination of the remaining net proceeds from the Offering, cash flows from operations and borrowings, including borrowings under the credit facility currently being negotiated, as well as issuances of additional equity. The Company plans to register an additional 3,000,000 shares of its Common Stock under the Securities Act for use as consideration in future acquisitions. To the extent other new sources of financing are necessary to fund future acquisitions, there can be no assurance that the Company can secure such additional financing if and when it is needed or on terms acceptable to the Company.

SEASONALITY AND QUARTERLY FLUCTUATIONS - COMBINED

The domestic and international leisure travel industry is extremely seasonal. The results of each of the Founding Companies have been subject to quarterly fluctuations caused primarily by the seasonal variations in the travel industry, especially the leisure travel segment. Net revenues and net income for the Founding Companies are generally higher in the second and third quarters. The Company expects this seasonality to continue in the future on a combined basis. One of the Founding Companies experienced an operating loss in the fourth quarter of 1996. Founding Companies or other companies acquired by the Company may experience quarterly losses in the future.

The Company's quarterly results of operations may also be subject to fluctuations as a result of the timing and cost of acquisitions, fare wars by travel providers, changes in relationships with certain travel providers (including commission rates and programs), changes in the mix of services offered by the Company, changes in timing of measurement and payment of volume bonuses by travel providers, extreme weather conditions or other factors affecting travel or the economy. Unexpected variations in quarterly results could adversely affect the Company's results of operations, as well as the price of the Common Stock, which in turn could limit the ability of the Company to make acquisitions.

RESULTS OF OPERATIONS - TSI

The Combinations are accounted for under the purchase method of accounting, and Auto Europehas been designated as the accounting acquiror in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 97. Therefore, selected financial data of Auto Europe for the three month and six month periods ended June 30, 1996 and 1997 are presented below.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997 - TSI

The following table sets forth certain selected financial data for TSI (Auto Europe as accounting acquiror) as a percentage of revenues for the periods indicated (dollars in thousands):

                                             THREE MONTHS ENDED JUNE 30,
                                      --------------------------------------
                                            1996                    1997
                                      -------------          ---------------

Net revenues                         $9,773   100.0%         $12,422   100.0%
Operating expenses                    6,655    68.1            7,995    64.4
                                     ------   -----          -------  ------
Gross profit                          3,118    31.9            4,427    35.6
General and administrative expenses   2,121    21.7            3,230    26.0


Net revenues increased $2.6 million, or 27.1%, from $9.8 million for the three months ended June 30, 1996 to $12.4 million for the three months ended June 30, 1997. This increase is primarily attributable to an increase in the number of European car rental reservations made from 75,000 in 1996 to 90,000 in 1997, and an increase in average commission revenue per transaction as a result of higher selling prices in the marketplace for European car rentals.

Operating expenses increased $1.3 million, or 20.1%, from $6.7 million in 1996 to $8.0 million in 1997. Approximately 73% in 1996 and 72% in 1997 of operating expenses are for salaries and benefits, and commissions to travel agencies, independent contractors and employees. As a percentage of net revenues, total operating expenses decreased from 68.1% in 1996 to 64.4% in 1997, primarily due to lower salaries and commission expenses as a percentage of net revenues.

Gross profit increased $1.3 million, or 42%, from $3.1 million in 1996 to $4.4 million in 1997. This increase is attributable to the increased number of car rental reservations made, an increase in average commission revenue per transaction as a result of higher selling prices, and lower operating expenses as a percentage of net revenues.

General and administrative expenses increased $1.1 million, or 52.3%, from $2.1 million in 1996 to $3.2 million in 1997, and were 21.7% and 26.0%, respectively, of net revenues. Excluding the Compensation Differential of $1.1 million in 1996 and $1.7 million in 1997, general and administrative expenses increased $482,000, or 47.2%, from $1.0 million in 1996 to $1.5 million in 1997, and were 10.5% and 12.1%, respectively, of net revenues.

Prior to the Combinations, the stockholders of Auto Europe elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, Auto Europe was not subject to taxation for federal purposes. Under S Corporation status, stockholders report their share of taxable earnings or losses in their personal tax returns.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997 - TSI

The following table sets forth certain selected financial data for TSI (Auto Europe as accounting acquiror) as a percentage of revenues for the periods indicated (dollars in thousands):

                                            SIX  MONTHS ENDED JUNE 30,
                                      ------------------------------------
                                            1996                 1997
                                      ---------------       --------------

Net revenues                          $15,537   100.0%      $20,242  100.0%
Operating expenses                     11,270    72.5        13,718   67.8
                                      -------  ------       -------  -----
Gross profit                            4,267    27.5         6,524   32.2
General and administrative expenses     3,842    24.8         5,074   25.0


Net revenues increased $4.7 million, or 30.3%, from $15.5 million for the six months ended June 30, 1996 to $20.2 million for the six months ended June 30, 1997. This increase is primarily attributable to an increase in the number of European car rental reservations made from 118,000 in 1996 to 150,000 in 1997, and an increase in average commission revenue per transaction as a result of higher selling prices in the marketplace for European car rentals.

Operating expenses increased $2.4 million, or 21.7%, from $11.3 million in 1996 to $13.7 million in 1997. Approximately 72% in 1996 and 71% in 1997 of operating expenses are for salaries and benefits, and commissions to travel agencies, independent contractors and employees. As a percentage of net revenues, total operating expenses decreased from 72.5% in 1996 to 67.8% in 1997, primarily due to lower salaries and commission expenses as a percentage of net revenues.

Gross profit increased $2.2 million, or 52.9%, from $4.3 million in 1996 to $6.5 million in 1997. This increase is attributable to the increased number of car rental reservations made, an increase in average commission revenue per transaction as a result of higher selling prices, and lower operating expenses as a percentage of net revenues.


General and administrative expenses increased $1.3 million, or 32.1%, from $3.8 million in 1996 to $5.1 million in 1997, and were 24.8% and 25.0%, respectively, of net revenues. Excluding the Compensation Differential of $1.9 million in 1996 and $2.5 million in 1997, general and administrative expenses increased $1.8 million, or 32.1%, from $5.7 million in 1996 to $7.5 million in 1997, and were 36.8% and 37.3%, respectively, of net revenues. Prior to the Combinations, the stockholders of Auto Europe elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, Auto Europe was not subject to taxation for federal purposes. Under S Corporation status, stockholders report their share of taxable earnings or losses in their personal tax returns.

LIQUIDITY AND CAPITAL RESOURCES - TSI

During the six month period ended June 30, 1997, net cash provided by operating activities of Auto Europe, the accounting acquiror, was $9.2 million, before the impact of the Compensation Differential of $2.5 million. Capital expenditures were $618,000 and net payments on debt were $2.4 million. Capital distributions were $202,000. In connection with the Combinations, certain non-operating assets with a net book value of $2.4 million were retained by stockholders of Auto Europe.


TSI is a holding company that conducts all its operations through its subsidiaries. Accordingly, the primary internal source of liquidity is the cash flow of Auto Europe, the accounting acquiror, and the other Founding Companies. See " - Liquidity and Capital Resources - Combined" for a further discussion of the liquidity and capital resources of the Company.

SEASONALITY AND QUARTERLY FLUCTUATIONS - TSI

Net revenues and net income are generally higher in the second and third quarters. The Company expects this seasonality to continue in the future. Auto Europe, the accounting acquiror, experienced an operating loss in the fourth quarter of 1996 and may continue to do so in the future. See " - Seasonality and Quarterly Fluctuations - Combined" for a further discussion of seasonality and quarterly fluctuations of the Company.

                           PART II - OTHER INFORMATION

ITEM  1.          LEGAL PROCEEDINGS

On June 29, 1995, the U.S. Department of Labor filed suit against Cruises Only, Wayne Heller and Judy Heller in the U.S. District Court of the Middle District of Florida, the Orlando Division, based on a claim that Cruises Only was not entitled to pay its commission sales people under a provision of the Federal Labor Standards Act of 1938 established for commission sales people in retail and service businesses. The complaint did not specify a dollar amount of relief sought. In late 1996, both parties filed a motion for summary judgement. On June 5, 1997, the Court granted the motion for summary judgement in favor of Cruises Only. The U.S. Department of Labor initially filed a motion to appeal the decision, but on August 22, 1997 the Department filed a motion to voluntarily dismiss that appeal, with prejudice.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 1997, the stockholders of the Company, by written consent in lieu of a special meeting, adopted the following actions: (i) an amendment and restatement of the Company's Certificate of Incorporation, including a change of name and change in capitalization; (ii) the election of (A) Fraser Bullock, Elan J. Blutinger and Tommaso Zanzotto as Class I Directors of the Company; (B) Imad Khalidi, John W. Przywara and Joseph V. Vittoria as Class II Directors of the Company; and (C) Wayne Heller, Robert G. Falcone and Susan Parker as Class III Directors of the Company; (iii) the approval of the Company's 1997 Long-Term Incentive Plan; and (iv) the approval of the Company's Non-Employee Directors' Stock Plan. All matters were approved by the unanimous consent of all of the stockholders.


ITEM 5.           OTHER INFORMATION

On July 28, 1997 the Company consummated its initial public offering and the Combinations. Pursuant to the Offering, the Company sold an aggregate of 2,875,000 shares of its Common Stock, at a price to the public of $14.00 per share. Pursuant to the Combinations, the Company consummated the acquisitions of the Founding Companies for an aggregate of approximately $28.5 million in cash and 3,422,225 shares of Common Stock.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 10-Q

        (a)       Exhibits:

                  10.3       1997 Long-Term Incentive Plan.

                  10.4       1997 Non-Employee Directors' Stock Plan.

                  27         Financial Data Schedule


        (b)       Reports on Form 8-K:

                     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TRAVEL SERVICES INTERNATIONAL,
                                 INC.

Date:    August 29, 1997         By:   /S/ JILL M. VALES
                                       ---------------------------------------
                                           Jill M. Vales
                                           Senior Vice President and Chief
                                           Financial Officer
                                           (as both a duly authorized officer
                                           of the registrant and the principal
                                           financial officer or chief
                                           accounting officer of the
                                           registrant)

                                  EXHIBIT INDEX
                     Pursuant to Item 601 of Regulation S-K

 EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
 -----------                         ----------------------

    10.3       1997 Long-Term Incentive Plan.

    10.4       1997 Non-Employee Directors' Stock Plan.

    27         Financial Data Schedule