Form 10-Q
period 1997-09-30
TRAVEL SERVICES INTERNATIONAL INC
filed 1997-11-14
CIK 1039064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997 OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________ Commission File No. 0-29296

                       TRAVEL SERVICES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            52-2030324
---------------------------------                        -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                             220 Congress Park Drive
                           Delray Beach, Florida 33445
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (561) 266-0860
              (Registrant's telephone number, including area code)

            515 FLAGLER DRIVE, SUITE 300-PAVILLION, WEST PALM BEACH,
        FL 33401 (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No  __

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 7, 1997, was 8,781,726.


                       TRAVEL SERVICES INTERNATIONAL, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                                PAGE
PART I            FINANCIAL INFORMATION...........................................................................3



Item 1.           Financial Statements

                  General Information ............................................................................3

                  Balance Sheets as of December 31, 1996 and September 30, 1997 ..................................4

                  Statements of Income for the Three Months Ended September 30, 1996
                  and 1997, and the Nine Months Ended September 30, 1996 and 1997.................................5

                  Statements of Pro Forma Combined Income for the Three Months Ended
                  September 30, 1996 and 1997, and the Nine Months Ended
                  September 30, 1996 and 1997.....................................................................6

                  Statements of Cash Flows for the Nine Months Ended September 30, 1996
                  and 1997........................................................................................7

                  Notes to Financial Statements...................................................................8

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................14

PART II           OTHER INFORMATION..............................................................................24


Item 1.           Legal Proceedings..............................................................................24

Item 2.           Changes in Securities and Use of Proceeds .....................................................24

Item 5.           Other Information..............................................................................25

Item 6.           Exhibits and Reports on Form 8-K...............................................................27

SIGNATURES.......................................................................................................29

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL INFORMATION

Travel Services International, Inc. ("TSI" or the "Company") was established to create a leading single source distributor of specialized leisure travel services to both travel agents and travelers. On July 28,1997, simultaneously with the closing of its initial public offering (the "Offering") of its common stock (the "Common Stock"), TSI acquired five specialized distributors of travel services in separate combination transactions (the "Combinations"). As a result of the Combinations, TSI acquired the outstanding capital stock of Cruises Inc. ("Cruises Inc.") and D- FW Tours, Inc. and D-FW Travel Arrangements, Inc. (collectively, "D-FW Tours"), and acquired substantially all of the assets of Auto Europe, Inc. (Maine) ("Auto Europe"), Cruises Only, Inc. ("Cruises Only") and 800-Ideas, Inc. ("Travel 800") (each a "Founding Company" and collectively the "Founding Companies").

The consideration for the Combinations consisted of cash and Common Stock. The Combinations are accounted for under the purchase method of accounting. Auto Europe has been designated as the accounting acquiror for financial statement presentation purposes in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 97, which states that the combining company which receives the largest portion of voting rights in the combined corporation is presumed to be the acquiror for accounting purposes. Accordingly, the historical financial statements represent those of Auto Europe prior to the Combinations and the Offering, and include balances and transactions of the Founding Companies and TSI since July 28, 1997. Unless the context otherwise requires, all references herein to the Company include Auto Europe and the other Founding Companies.

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


                      TRAVEL SERVICES INTERNATIONAL, INC.
                                 BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                             DECEMBER 31,          SEPTEMBER 30,
                                                1996                   1997
                                                                   (UNAUDITED)
                                             ------------          -------------
                   ASSETS
Current Assets:
  Cash and cash equivalents                  $       -             $      14,389
  Trade and other receivables, net of
    allowance of $194 for September 1997             -                     2,554
  Receivables from affiliates and employees          370                     491
  Other current assets                                52                   1,370
                                             -----------           -------------
     Total current assets                            422                  18,804

Property and equipment, net                        4,825                   9,230
Goodwill                                             -                    41,435
Other assets                                       2,203                     674
                                             -----------           -------------
     Total assets                            $     7,450           $      70,143
                                             ===========           =============
        LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)

Current Liabilities:
  Bank overdraft                             $       672           $         -
  Line of credit and short-term debt               2,300                     -
  Current maturities of long-term debt
    and capital lease obligations                    204                     472
  Due to founding companies' stockholders            -                     1,780
  Trade payables, customer deposits
    and deferred income                            1,774                  10,705
  Due to travel service providers                  1,790                   4,251
                                             -----------           -------------
     Total current liabilities                     6,740                  17,208

Long-term debt, net of current maturities
  and capital lease obligations                    1,880                   4,050
Deferred income                                      -                       145

Commitments and contingencies

Stockholders' Equity (Deficit):
"Preferred stock, $0.01 par value;
  1,000,000 shares authorized;
  none outstanding                                   -                       -
Common stock, $0.01 par value;
  50,000,000 shares authorized; 1,083,334 and
  8,781,726 shares outstanding, respectively          10                      88
Additional paid-in capital                           127                  49,322
Retained earnings (deficit)                       (1,307)                   (670)
                                             -----------           -------------
     Total stockholders' equity (deficit)         (1,170)                 48,740
                                             -----------           -------------
     Total liabilities and stockholders'
       equity (deficit)                      $     7,450           $      70,143
                                             ===========           =============


   The accompanying notes are an integral part of these financial statements.

                      TRAVEL SERVICES INTERNATIONAL, INC.
                              STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                             THREE MONTHS ENDED SEPT 30,      NINE MONTHS ENDED SEPT 30,
                                             ---------------------------      --------------------------
                                                 1996           1997              1996          1997
                                             ------------  -------------      ------------  ------------
Net revenues                                 $      6,927  $     14,613       $     22,464  $     34,855
Operating expenses                                  4,876         9,404             16,146        23,122
                                             ------------  ------------       ------------  ------------
  Gross profit                                      2,051         5,209              6,318        11,733

General and administrative expenses                 1,826         3,372              5,668         8,446
Goodwill amortization                                 -             202                -             202
                                             ------------  ------------       ------------  ------------
  Income for operations                               225         1,635                650         3,085

Interest expense and other, net                        28           (45)               124            81
                                             ------------  ------------       ------------  ------------
  Income before income taxes                          197         1,680                526         3,004

Provision for income taxes                            -             101                -             101
                                             ------------  ------------       ------------  ------------
  Net income                                 $        197  $      1,579       $        526  $      2,903
                                             ============  ============       ============  ============
Earnings per share                           $       0.18  $       0.23       $       0.49  $       0.97

Shares used in computing earnings
  per share                                     1,083,334     6,741,270          1,083,334     2,997,048
                                             ============  ============       ============  ============


The accompanying notes are an integral part of these financial statements.


                      TRAVEL SERVICES INTERNATIONAL, INC.
                    STATEMENTS OF PRO FORMA COMBINED INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED SEPT 30,   NINE MONTHS ENDED SEPT 30,
                                                 ---------------------------   --------------------------
                                                     1996           1997           1996           1997
                                                 -----------   -------------   ------------   -----------
Net revenues                                     $    13,342   $     17,260    $     42,543   $    55,198
Operating expenses                                     8,535         11,228          27,553        34,614
                                                 -----------   ------------    ------------   -----------
     Gross profit                                      4,807          6,032          14,990        20,584

General and administrative expenses                    2,621          3,918           7,585         9,877
Goodwill amortization                                    303            303             909           909
                                                 -----------   ------------    ------------   -----------
     Income from operations                            1,883          1,811           6,496         9,798

Interest expense and other, net                           71            (48)            152           152
     Income before income taxes                        1,812          1,859           6,344         9,646

Provision for income taxes                               761            781           2,664         4,051
                                                 -----------   ------------    ------------   -----------
     Net income                                  $     1,051   $      1,078    $      3,680   $     5,595
                                                 ===========   ============    ============   ===========
Pro forma net income per share                   $      0.12   $       0.12    $       0.42   $      0.63
                                                 ===========   ============    ============   ===========
Shares used in computing pro forma
  net income per share                             8,781,726      9,000,581       8,781,726     8,855,750
                                                 ===========   ============    ============   ===========


The accompanying notes are an integral part of these financial statements.


                      TRAVEL SERVICES INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                  1996            1997
                                                             --------------  --------------
Cash from operating activities:
  Net income                                                 $          526  $        2,903
  Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation and amortization                                      482             850
     Changes in operating assets and liabilities:
       Trade and other receivables                                      -              (264)
       Receivables from stockholder and employees                      (182)            (93)
       Other current assets                                              (6)         (1,015)
       Other assets                                                       1             474
       Due to travel service providers                               (2,949)          6,612
       Trade payables, customer deposits and
         deferred income                                              4,885          (1,522)
                                                             --------------  --------------
           Net cash provided by operating activites                   2,757           7,945

Cash flows from investing activities:
     Purchase of property and equipment                              (2,597)         (1,129)
     Proceeds from sale of property and equipment                        25              54
     Cash paid for business acquisitions net of cash acquired          -            (17,348)
                                                             --------------  --------------
           Net cash used in investing activities                     (2,572)        (18,423)

Cash flows from financing activities:
     Net payments on short-term debt                                   (693)         (2,300)
     Proceeds from long-term debt                                     2,415             -
     Payments on long-term debt                                        (845)           (980)
     Net proceeds from initial public offering                          -            33,349
     Distributions to founding companies
       stockholders                                                    (110)         (5,202)
                                                             --------------  --------------
           Net cash provided by financing activities                    767          24,867

Net increase in cash and cash equivalents                               952          14,389
Cash and cash equivalents, beginning of period                           14             -
                                                             --------------  --------------
Cash and cash equivalents, end of period                     $          966  $       14,389
                                                             --------------  --------------

Supplemental disclosure of non-cash financing and investing activites:

     Cash paid for interest                                  $          211  $          258
                                                             ==============  ==============
     Receivable from stockholder exchanged for
       non-operating assets                                  $        2,200  $          -
                                                             ==============  ==============
     Assets distributed to founding companies stockholders:
        Other assets                                         $          -    $        2,120
                                                             ==============  ==============
        Fixed assets                                         $          -    $           82
                                                             ==============  ==============
     Capital lease obligations                               $          -    $           25
                                                             ==============  ==============

The accompanying notes are an integral part of these financial statements.

                          TRAVEL SERVICES INTERNATIONAL
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

TSI was established to create a leading single source distributor of specialized leisure travel services to both travel agents and travelers. On July 28, 1997, TSI acquired the Founding Companies for consideration consisting of cash and Common Stock. The closing of the Offering also occurred on that date.

For financial statement purposes, Auto Europe, one of the Founding Companies, has been identified as the accounting acquiror. Accordingly, the historical financial statements represent those of Auto Europe prior to the Combinations and the Offering, and include balances and transactions of the Founding Companies and TSI since July 28, 1997. The Combinations were accounted for using the purchase method of accounting. Allocations of the purchase price to the assets acquired and liabilities assumed of the Founding Companies have been initially assigned and recorded based on preliminary estimates of fair values and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

The interim financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1996 and 1997 are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position, results of operations and cash flows with respect to the interim financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

The unaudited pro forma combined financial information for the three and nine month periods ended September 30, 1996 and 1997 includes the results of TSI combined with the Founding Companies as if the Combinations had occurred at the beginning of each respective three and nine month period. The pro forma combined financial information includes the effects of : (i) the Combinations; (ii) distributions of certain assets prior to the Combinations to the former owners of the Founding Companies; (iii) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies, to which such persons have agreed prospectively (the "Compensation Differential"); (iv) reversal of the non-recurring, non-cash compensation charge of $7.1 million recorded by TSI in the three months ended March 31, 1997 related to Common Stock issued to founders and management of TSI; (v) provision for income taxes as if income was subject to corporate federal and state income taxes during the periods; (vi) repayment of long-term debt of $730,000; and (vii) amortization of goodwill resulting from the Combinations. Prior to the Combinations, the Founding Companies were not under common control or management; accordingly, the pro forma combined financial information may not be indicative of or comparable to the Company's post-Combination results of operations.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to Financial Statements of Auto Europe, Cruises Inc., Cruises Only and Travel 800 included in the Financial Statements in the Company's Registration Statement.

3.       LONG-TERM DEBT AND CREDIT FACILITY

On July 28, 1997, former stockholders of Cruises Only were released from personal guarantees of outstanding long-term debt and, in exchange for this release, TSI pledged $3.4 million as additional security for the debt. In early 1998, the Company plans to draw down on the term loan that is part of the credit agreement discussed below in order to simultaneously pay off the existing Cruises Only mortgage of approximately $2 million, and also to borrow on the line of credit to repay existing Cruises Only term loans totaling approximately $1.4 million.

Also on July 28, 1997, outstanding long-term debt of Cruises Inc. totaling $52,000 was prepaid and the former stockholders were released from personal guarantees of such debt.

On August 19, 1997, Auto Europe was required, in accordance with government regulations, to prepay a second mortgage loan from the U.S. Small Business Administration (SBA) with an outstanding balance of $730,000. The original maturity date was October 2016 and a prepayment penalty of $54,000 was incurred. In connection with this prepayment, the holder of the first mortgage notified Auto Europe that the maturity date of its mortgage would be changed to August 2002, from the current maturity date of September 2011. The accelerated maturity date will not impact the 15-year amortization schedule for the first mortgage.

On October 15, 1997, the Company entered into a credit agreement (the "Credit Agreement") with NationsBank, N.A. with respect to a $20 million revolving line of credit (the "Credit Facility") and a term loan facility of approximately $2 million (the "Term Loan"). The Credit Facility may be used for acquisitions, capital expenditures, refinancing of Founding Companies' debt, and for general corporate purposes. The Credit Agreement requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets, and dividends. Interest on outstanding balances of the Credit Facility will be computed based on the Eurodollar Rate plus a margin ranging from 1.25 percent to 2.0 percent, depending on certain financial ratios. The Credit Agreement requires the Company to secure an interest rate hedge on 50% of the outstanding principal amount of the

Credit Facility and 100% of the outstanding balance on the Term Loan. Availability fees of 25 basis points per annum will be payable on the unused portion of the Credit Facility and a facility fee will be paid equal to 5/8 of one percent of the aggregate principal amount on the Term Loan. The Credit Facility has a three-year term and is secured by substantially all the assets of the Company, including the stock and membership interests in the Founding Companies and any future material subsidiaries. The Company, each Founding Company and all other future material subsidiaries are required to guarantee repayment of all amounts due under the Credit Facility. There have been no borrowings under the Credit Facility or Term Loan to date.

4.       CAPITAL STOCK

On July 28, 1997, the TSI issued an aggregate of 6,297,225 shares of Common Stock in connection with the Combinations (3,422,225 shares) and the Offering (2,875,000 shares). Shares issued in connection with the Offering were sold at a price to the public of $14.00 per share. The net proceeds to TSI from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $33.3 million. Of this amount, $29.1 million represents the cash portion of the purchase price relating to the Combinations (including working capital adjustments and estimated reimbursements to stockholders of two of the Founding Companies that had elected S Corporation status under the Internal Revenue Code for certain taxes that will be incurred by them in connection with the Combinations). The remaining approximately $4.2 million is being used for acquisitions and general corporate purposes.

5.       EARNINGS PER SHARE

The historical periods ended September 30, 1996 represents the results of operations of Auto Europe, the accounting acquiror, under its historical capital and income tax structure (and do not include adjustments for the Compensation Differential related to Auto Europe). Accordingly, the outstanding shares of Auto Europe are utilized to calculate earnings per share for these periods.

The historical periods ended September 30, 1997 represent the results of operations of Auto Europe, the accounting acquiror, under its historical capital and income tax structure through July 27, 1997 (see note 6), and include balances and transactions of the Founding Companies and TSI since July 28, 1997. The computation of historical earnings per share for the three and nine month historical periods ended September 30, 1997 reflects the shares of Common Stock attributable to Auto Europe through July 27, 1997, and the number of shares outstanding of TSI from July 28, 1997 through September 30, 1997.

The pro forma earnings per share computations are the most meaningful because pro forma combined financial information for the three and nine month periods ended September 30, 1996 and 1997 includes the results of TSI combined with the Founding Companies as if the Combinations had occurred at the beginning of each respective three and nine month period.

The pro forma earnings per share for the three and nine month periods ended September 30, 1997 and 1996 are based on 8,781,726 shares outstanding, which includes the following shares:


     Issued in consideration for acquisitions of Founding Companies     3,422,225
     Issued to founders and management of TSI                           2,484,501
     Sold pursuant to the Offering                                      2,875,000
                                                                        ---------
                                                                        8,781,726
                                                                        =========

The computations of earnings per share (except for the historical periods ended September 30, 1996) also assume the exercise of options for 838,900 shares granted to management, directors, and employees, and assume the proceeds are used to repurchase shares in the open market based on the average per share closing price during periods ended September 30, 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"), which for the Company will be effective for the year ended December 31, 1997. SFAS No. 128 simplifies the standards required under current accounting rules and replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS excludes dilution and is determined by dividing net income available to common stockholders by the weighted average of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common shares were exercised or converted into common stock. Diluted EPS is computed similarly to fully diluted earnings per share under current accounting rules and will be required to be disclosed.

Implementation of SFAS No. 128 is not expected to have a material effect on the Company's earnings per share as determined under current accounting rules.

6.       INCOME TAXES

Prior to the Combinations, the stockholders of Auto Europe, Cruises Only and Travel 800 elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, the entities were not subject to taxation for federal purposes. Under S Corporation status, stockholders report their share of taxable earnings or losses in their personal tax returns. Commencing with the Combinations and the Offering, the Company began to be taxed at applicable federal and state income tax rates.

Auto Europe recorded a reduction of income tax expense of approximately $600,000 on July 28, 1997 representing net deferred taxes at that date which were not previously recorded because of Auto Europe's previous status under Subchapter S of the Internal Revenue Code.

The Company intends to file a consolidated federal income tax return which includes the operations of the Founding Companies for periods commencing on the date of the Combinations

(July 28, 1997). The Founding Companies will be individually responsible for filing federal income tax returns based on earnings through July 27, 1997.

The provision for income taxes included in the pro forma statements of combined income for the three and nine month periods ended September 30, 1996 and 1997 assumes the application of statutory federal and state income tax rates, the partial non-deductibility of goodwill amortization related to Founding Companies.

7.       COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions arising in the ordinary course of business. The Company believes that none of the actions currently pending will have a material adverse effect on its business, financial condition and results of operations.

The Company carries a broad range of insurance coverage, including directors and officers, prospectus liability, general and business liability, commercial property, workers' compensation, and general umbrella policies. The Company has not incurred significant claims or losses on any of its insurance policies during the periods presented in the accompanying financial statements.

The Company conducts a portion of its operations in leased facilities under leases accounted for as operating leases. Minimum future lease payments under noncancelable operating leases as of December 31, 1996 are as follows, for years ending December 31:

     1997                $ 486,000
     1998                  328,000
     1999                  212,000
     2000                  180,000
     2001                  168,000
     Thereafter            701,000
                           =======

The leases provide for payment of taxes and other expenses by the Company. Total rent expense for all operating leases was approximately $600,000 and $700,000 for the nine month periods ended September 30, 1996 and 1997, respectively.

TSI entered into a lease in September 1997 for a new corporate headquarters, with a five-year initial term, two five-year renewal options, and expansion options on adjacent rental space. Minimum annual lease payments will be approximately $75,000 commencing in December 1997, plus a proportionate share of building operating costs.

The existing reservations system at Auto Europe is not Year 2000 compliant; however, changes are currently being implemented to correct this deficiency. Additionally, management believes that the integrated systems environment under development by the Company will be implemented at Auto Europe prior to the time needed to process transactions requiring Year 2000 capabilities. Management believes that the core reservation and back-end systems of the other Founding Companies are Year 2000 compliant, and costs that may be incurred to ameliorate Year 2000 issues in support systems will not be material.

8.       SUBSEQUENT EVENTS - ACQUISITIONS

In October 1997 the Company entered into definitive agreements to acquire five specialized distributors of leisure travel services (four cruise reservation companies and one international airline ticket reservation company) and a software development company. Aggregate consideration for the acquisitions will consist of 1,399,105 million shares of common stock and cash of $2.2 million. The cash portion will be financed primarily with the Credit Facility. The Company expects to account for four of the acquisitions using the pooling of interests method of accounting for business combinations and to account for two of the acquisitions as purchases. The acquisitions, which are subject to customary closing conditions, are expected to be completed by November 30, 1997 and are not included in financial results for the periods ended September 30, 1997.

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS - COMBINED

The combined results of operations of the Founding Companies for the periods discussed herein do not represent the combined results of operations presented in accordance with generally accepted accounting principles, but are only a summation of the net revenues, operating expenses, gross profit, and general and administrative expenses of the individual Founding Companies on a historical basis, and do not include the effects of pro forma adjustments. This data may not be comparable to and may not be indicative of the Company's post-Combination results of operations due to a variety of factors, including: (i) the Founding Companies were not under common control or management and had different tax and capital structures during the periods presented; (ii) certain key management of the Founding Companies have agreed to prospective reductions in salaries, bonuses and benefits (Compensation Differential); (iii) the Company will incur incremental costs related to its new corporate management and costs of being a public company; (iv) the Company will use the purchase method of accounting and establish a new basis of accounting to record the Combinations; and (v) the combined data do not reflect potential benefits and cost savings the Company may realize when operating as a combined entity. Future quarterly results may also be materially affected by the timing and magnitude of acquisitions, integration costs, variation in product mix, and seasonality of the travel industry. See "- Seasonality and Quarterly Fluctuations - Combined." Accordingly, the operating results for interim periods shown or for any other interim periods are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full fiscal year.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997 - COMBINED

The following table sets forth certain selected combined financial data as a percentage of net revenues for the periods indicated (dollars in thousands):

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                    1996              1997
                                                              ----------------- --------------
Net revenues                                                  $13,342   100.0%  $17,260 100.0%
Operating expenses                                              8,535    64.0    11,228  65.1
                                                              -------   -----   ------- -----
Gross profit                                                    4,807    36.0     6,032  34.9
General and administrative expenses                             3,730    28.0     4,033  23.4


Combined net revenues increased $3.9 million, or 29.4%, from $13.3 million for the three months ended September 30, 1996 to $17.3 million for the three months ended September 30, 1997. This increase is primarily attributable to increased sales of travel services by the Company, including an increase in the number of airline reservations from 60,000 in 1996 to 77,000 in 1997, an increase in the number of European car rental reservations from 59,000 in 1996 to 74,000 in 1997, and an increase in the number of cruise reservations from 23,000 in 1996 to 33,000 in 1997. In addition, Cruises Only's bookings were negatively impacted in the first six months of 1996 as a result of its move to a new headquarters and unanticipated problems with call center software installed as part of a new telephone system. This situation negatively impacted net revenues recognized in the three months ended September 30, 1996 since bookings are often made months before final payment is received and the related net revenues are recognized. The telephone system was removed by the vendor and replaced with a new telephone system in early July 1996.

Combined operating expenses increased $2.7 million, or 31.6%, from $8.5 million in 1996 to $11.2 million in 1997. Operating expenses include compensation of sales and sales support personnel, commissions, telecommunications, mail and courier, marketing, and other expenses that vary with net revenues. Approximately 70% of operating expenses in 1996 and 1997 are for salaries, benefits and commissions to travel agencies, independent contractors and employees. As a percentage of net revenues, total operating expenses increased from 64% in 1996 to 65.1% in 1997, primarily as a result of an increase in commission expense as a percentage of net revenues at Auto Europe.

Combined general and administrative expenses increased $300,000, or 8.1%, from $3.7 million in 1996 to $4.0 million in 1997, and were 28.0% and 23.4%, respectively, of net revenues. Excluding the Compensation Differential of $1.1 million in 1996 and $115,000 in 1997, general and administrative expenses increased $1.3 million, or 50%, from $2.6 million in 1996 to $3.9 million in 1997, and were 19.6% and 22.7%, respectively, of net revenues. This increase as a percentage of net revenues was primarily the result of expenses associated with being a public company and corporate overhead which did not exist prior to the Offering. General and administrative expenses recorded at operating subsidiaries, excluding the Compensation Differential, were 19.7 % and 17.7% of net revenues in the three months ended September 30, 1996 and 1997, respectively. This decrease was as a result of spreading overhead of operating companies over a larger revenue base.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 - COMBINED

The following table sets forth certain selected combined financial data as a percentage of net revenues for the periods indicated (dollars in thousands):


                                              NINE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------------
                                                  1996                 1997
                                           -----------------    ----------------
Net revenues                               $ 42,543   100.0%    $ 55,198  100.0%
Operating expenses                           27,553    64.8       34,614   62.7
                                           --------   -----     --------  -----
Gross profit                                 14,990    35.2       20,584   37.3
General and administrative expenses          11,084    26.1       12,922   23.4

Combined net revenues increased $12.7 million, or 29.7%, from $42.5 million for the nine months ended September 30, 1996 to $55.2 million for the nine months ended September 30, 1997. This increase is primarily attributable to increased sales of travel services by the Company, including an increase in the number of airline reservations from 179,000 in 1996 to 216,000 in 1997, an increase in the number of European car rental reservations from 180,000 in 1996 to 228,000 in 1997, and an increase in the number of cruise reservations from 70,000 in 1996 to 96,000 in 1997. In addition, Cruises Only's bookings and net revenues in the nine months ended September 30, 1996 were negatively impacted by its move to a new headquarters and unanticipated problems with call center software installed as part of a new telephone system. The telephone system was removed by the vendor and replaced with a new telephone system in early July 1996.

Combined operating expenses increased $7.1 million, or 25.6%, from $27.6 million in 1996 to $34.6 million in 1997. Approximately 71% and 72% of operating expenses in 1996 and 1997, respectively, are for salaries and benefits, and commissions to travel agencies, independent contractors and employees. As a percentage of net revenues, total operating expenses decreased from 64.8% in 1996 to 62.7% in 1997, primarily due to lower salaries and commission expenses as a percentage of net revenues.

Combined general and administrative expenses increased $1.8 million, or 16.6%, from $11.1 million in 1996 to $12.9 million in 1997, and were 26.1% and 23.4%, respectively, of net revenues. Excluding the Compensation Differential of $3.5 million in 1996 and $3.0 million in 1997, general and administrative expenses increased $2.3 million, or 30.1%, from $7.6 million in 1996 to $9.9 million in 1997, and were 17.8% and 18.0%, respectively, of net revenues. For the nine months ended September 30, 1997, approximately one percent of net revenues relates to expenses associated with being a public company and corporate overhead which did not exist prior to the Offering.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED

LIQUIDITY AND CAPITAL TRANSACTIONS

During the nine month period ended September 30, 1997, net cash provided by operating activities of the Founding Companies was approximately $14.2 million, on a historical basis, before the impact of the Compensation Differential of $3 million. Capital expenditures were $1.2 million and net repayment of debt was $2.9 million, including short-term debt repayments of $2.3 million. Capital distributions by the Founding Companies totaled $10.8 million during the nine month period ended September 30, 1997, including assets distributed in connection with the Combinations of $7.7 million.

OFFERING AND COMBINATIONS

On July 28, 1997, the TSI issued an aggregate of 6,297,225 shares of Common Stock in connection with the Combinations (3,422,225 shares) and the Offering (2,875,000 shares). Shares sold in the Offering were sold at a price to the public of $14.00 per share. The net proceeds to TSI from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $33.3 million. Of this amount, $29.1 million was used to pay the cash portion of the purchase price of the Combinations (including working capital adjustment, and estimated reimbursements to stockholders of two of the Founding Companies which had elected S Corporation status under the Internal Revenue Code for certain taxes that will be incurred by them in connection with the Combinations). The remaining approximately $4.2 million is being used for acquisitions and general corporate purposes.

On July 28, 1997, former stockholders of Cruises Only were released from personal guarantees of outstanding long-term debt and, in exchange for this release, TSI pledged $3.4 million as additional security for the debt. In early 1998, the Company plans to draw down on the Term Loan (which is part of the credit facility discussed below) in order to simultaneously pay off this existing Cruises Only debt.

On July 28, 1997, outstanding long-term debt of Cruises Inc. totaling $52,000 was prepaid and the former stockholders were released from personal guarantees of the debt.

On August 19, 1997, Auto Europe was required, in accordance with government regulations, to prepay a second mortgage loan from the US Small Business Administration (SBA) with an outstanding balance of $730,000. The original maturity date was October 2016; a prepayment penalty of $54,000 was incurred. In connection with this prepayment, the holder of the first mortgage notified Auto Europe the maturity date of the first mortgage will be changed to August 2002, from the current maturity date of September 2011. The accelerated maturity date will not impact the 15 year amortization schedule for this first mortgage.

CREDIT FACILITY

On October 15, 1997, the Company entered into a credit agreement (the "Credit Agreement") with NationsBank, N.A. with respect to a $20 million revolving line of credit (the "Credit Facility") and a term loan facility of approximately $2 million (the "Term Loan"). The Credit Facility may be used for acquisitions, capital expenditures, refinancing of Founding Companies' debt, and for general corporate purposes. The Credit Agreement requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets, and dividends. Interest on outstanding balances of the Credit Facility will be computed based on the Eurodollar Rate plus a margin ranging from 1.25 percent to 2.0 percent, depending on certain financial ratios. The Credit Agreement requires the Company to secure an interest rate hedge on 50% of the outstanding principal amount of the Credit Facility and 100% of the outstanding balance on the Term Loan. Availability fees of 25 basis points per annum will be payable on the unused portion of the Credit Facility and a facility fee will be paid equal to 5/8 of one percent of the aggregate principal amount on the Term Loan. The Credit Facility has a three-year term and is secured by substantially all the assets of the Companies, including the stock and membership interests in the Founding Companies and any future material subsidiaries. The Company, each Founding Company and all other future material subsidiaries are required to guarantee repayment of all amounts due under the Credit Facility. There have been no borrowings under the Credit Facility or Term Loan to date.

ACQUISITIONS

In October 1997, the Company entered into definitive agreements to acquire five specialized distributors of leisure travel services (four cruise reservation companies and one international airline ticket reservation company) and a software development company. Aggregate consideration for the acquisitions consists of approximately 1.4 million shares of common stock and cash of $2.2 million. The number of shares of stock to be delivered as consideration was determined based on averages of closing trading prices of the Company's stock for periods ranging from five to ten days prior to the date of the definitive agreements. The Company expects to account for four of the acquisitions using the pooling of interests method of accounting for business combinations and to account for the other two acquisitions as purchases. The acquisitions, which are subject to customary closing conditions, are expected to be completed by November 30, 1997.

The Company will continue to pursue strategic acquisition opportunities. The Company cannot predict the timing, size or success of any acquisition effort, nor the associated potential capital commitments. The Company plans to fund future acquisitions primarily through a combination of the remaining net proceeds from the Offering, cash flows from operations and borrowings, including borrowings under the Credit Facility, and the issuance of additional equity securities. The Company plans to register approximately 3,000,000 shares of its Common Stock under the Securities Act for use as consideration in future acquisitions. To the extent other new sources of financing are necessary to fund future acquisitions, there can be no assurance that the Company can secure such additional financing if and when it is needed or on terms acceptable to the Company.

TECHNOLOGY

Continued growth of the Founding Companies and of companies to be acquired in the future will require ongoing capital investments, particularly in the area of information systems and technology. The Company expects that the software acquired in connection with the acquisition of TraX Software, Inc. will be enhanced, using a rapid systems design and development methodology, to provide an integrated selling, fulfillment and customer information environment which accommodates the unique requirements of the Company's specialized travel products and services. The final product will allow customers of all types (e.g. consumers, travel agents, independent contractors, travel providers) to book reservations and interface with the Company directly through the World Wide Web. This ability to significantly increase distribution channels through technology-enabled tools is consistent with the Company's overall business strategy.

In addition to the applications software described above, the Company's planned technology architecture also includes common data bases of customer information, product specifications and reservations history, and, eventually, "virtual packaging" of diverse travel components.

While the Company has not yet finalized its capital budget for technology, management believes incremental systems development and implementation costs totaling in excess of $5 million will be required over the next two to three years. The systems will be implemented in phases, and it is expected the first phase will be implemented during the first quarter of 1998. Estimated capital needs for technology are likely to change as additional acquisitions are made. In accordance with Proposed Statement of Position, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company plans to capitalize external and internal costs directly related to computer software developed as a long-lived asset, and amortize such costs over the estimated useful life of the asset.

The existing reservations system at Auto Europe is not Year 2000 compliant; however, changes are currently being implemented to correct this deficiency. Additionally, management believes that its integrated systems environment under development will be implemented at Auto Europe in time to process transactions requiring Year 2000 capabilities. The Company believes that the core reservation and back-end systems of the other Founding Companies are Year 2000 compliant, and costs that may be incurred to ameliorate Year 2000 issues in support systems will not be material.

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

The Company believes that the commission caps recently implemented by major airlines will have limited effect on the Company's financial position. The Company has a diversified product line with commissions on international and domestic airline ticket reservations representing less than 20% of combined net revenues. Furthermore, none of the Company's international and only a minority of its domestic airline ticket reservation commissions are based on retail commission rates paid by airlines to traditional travel agents.

RESULTS OF OPERATIONS - TSI

The Combinations are accounted for under the purchase method of accounting, and Auto Europe has been designated as the accounting acquiror in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 97. Therefore, selected financial data of TSI (Auto Europe as accounting acquiror) for the three month and nine month periods ended September 30, 1996 and 1997 are presented below, which reflects the acquisitions of Cruises Only, Travel 800, Cruises Inc. and D-FW Tours effective July 28, 1997.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997 - TSI

The following table sets forth certain selected financial data for TSI (Auto Europe as accounting acquiror) as a percentage of net revenues for the periods indicated and reflects the acquisitions of Cruises Only, Travel 800, Cruises Inc. and D-FW Tours effective July 28, 1997 (dollars in thousands):


                                          THREE MONTHS ENDED SEPTEMBER 30,
                                       -----------------------------------
                                              1996               1997
                                       ----------------   ----------------
Net revenues                           $ 6,927   100.0%   $ 14,613  100.0%
Operating expenses                       4,876    70.4       9,404   64.4
                                       -------   -----    --------  -----
Gross profit                             2,051    29.6       5,209   35.7
General and administrative expenses      1,826    26.4       3,372   23.1


Net revenues increased $7.7 million, from $6.9 million for the three months ended September 30, 1996 to $14.6 million for the three months ended September 30, 1997. This increase is attributable to a 26.3% increase in net revenues at Auto Europe, as well as the acquisition of Cruises Only, Travel 800, Cruises Inc. and D-FW Tours on July 28, 1997.

Operating expenses increased $4.5 million, from $4.9 million in 1996 to $9.4 million in 1997. Approximately 69% in 1996 and 72% in 1997 of operating expenses are for salaries and benefits, and commissions to travel agencies, independent contractors and employees. As a percentage of net revenues, total operating expenses decreased from 70.4% in 1996 to 64.4% in 1997, primarily due to the acquisitions of specialized distributors of cruise reservations which have lower operating costs as a percentage of net revenues than Auto Europe.

General and administrative expenses increased $1.6 million, from $1.8 million in 1996 to $3.4 million in 1997. Excluding the Compensation Differential of $763,000 in 1996 and $115,000 in 1997, general and administrative expenses increased $2.2 million, from $1.1 million in 1996 to $3.3 million in 1997, and were 15.3 % and 22.3 %, respectively, of net revenues. This increase as a percentage of net revenues was the result of the companies acquired generally having higher general and administrative expenses as a percentage of net revenues than Auto Europe, and the result of expenses associated with being a public company and corporate overhead which did not exist prior to the Offering.

Prior to the Combinations, the stockholders of Auto Europe elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, Auto Europe was not subject to taxation for federal purposes. Under S Corporation status, stockholders report their share of taxable earnings or losses in their personal tax returns. Auto Europe recorded a reduction of income tax expense of approximately $600,000 on July 28, 1997 representing net deferred taxes at that date which were not previously recorded because of Auto Europe's previous status under Subchapter S of the Internal Revenue Code.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997 - TSI

The following table sets forth certain selected financial data for TSI (Auto Europe as accounting acquiror) as a percentage of net revenues for the periods indicated and effects the acquisitions of Cruises Only, Travel 800, Cruises Inc. and D-FW Tours, effective July 28, 1997 (dollars in thousands):


                                           NINE MONTHS ENDED SEPTEMBER 30,
                                       ------------------------------------
                                              1996                1997
                                       -----------------   ----------------
Net revenues                           $22,464    100.0%   $34,855   100.0%
Operating expenses                      16,146     71.9     23,122    66.3
                                        ------    -----     ------   -----
Gross profit                             6,318     28.1     11,733    33.7
General and administrative expenses      5,568     25.2      8,446    24.2


Net revenues increased $12.4 million, from $22.4 million for the nine months ended September 30, 1996 to $34.9 million for the nine months ended September 30, 1997. This increase is attributable to a 30.3% increase in net revenues at Auto Europe, as well as the acquisition of Cruises Only, Travel 800, Cruises Inc. and D-FW Tours on July 28, 1997.

Operating expenses increased $7.0 million, from $16.1 million in 1996 to $22.1 million in 1997. Approximately 71% of operating expenses in 1996 and 1997 are for salaries and benefits, and commissions to travel agencies, independent contractors and employees. As a percentage of net revenues, total operating expenses decreased from 71.9% in 1996 to 66.3% in 1997, primarily due to lower salaries and commission expenses as a percentage of net revenues at Auto Europe, and also because operating expenses of the companies acquired are lower as a percentage of net revenues than at Auto Europe.

General and administrative expenses increased $2.8 million, from $5.7 million in 1996 to $8.4 million in 1997, and were 25.2% and 24.2%, respectively, of net revenues. Excluding the Compensation Differential of $2.7 million in 1996 and $2.6 million in 1997, general and administrative expenses increased $3.3 million, from $2.8 million in 1996 to $5.8 million in 1997, and were 13.3% and 17.6%, respectively, of net revenues. This increase as a percentage of net revenues was the result of the companies acquired generally having higher general and administrative expenses as a percentage of net revenues than Auto Europe, and the result of expenses associated with being a public company and corporate overhead which did not exist prior to the Offering.

Prior to the Combinations, the stockholders of Auto Europe elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, Auto Europe was not subject to taxation for federal purposes. Under S Corporation status, stockholders report their share of taxable earnings or losses in their personal tax returns. Auto Europe recorded a reduction of income tax expense of approximately $600,000 on July 28, 1997 representing net deferred taxes at that date which were not previously recorded because of Auto Europe's previous status under Subchapter S of the Internal Revenue Code.

LIQUIDITY AND CAPITAL RESOURCES - TSI

During the nine month period ended September 30, 1997, net cash provided by operating activities was $7.9 million, before the impact of the Compensation Differential of $2.6 million. Capital expenditures were $1.1 million and net payments on debt were $3.3 million, including payments of $2.3 million on short-term debt. Capital distributions were $5.2 million, which includes $5 million paid to the former stockholders of Auto Europe in connection with the Combinations. In connection with the Combinations, stockholders of Auto Europe retained certain non-operating assets with a net book value of $2.2 million.

TSI is a holding company that conducts all its operations through its subsidiaries. Accordingly, the primary internal source of liquidity is the cash flow of Auto Europe, the accounting acquiror, and the other Founding Companies. See " - Liquidity and Capital Resources - Combined" for a further discussion of the liquidity and capital resources of the Company, including the Credit Facility, acquisitions and technology.

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

On June 29, 1995, the U.S. Department of Labor filed suit against Cruises Only, Wayne Heller and Judy Heller in the U.S. District Court of the Middle District of Florida, the Orlando Division, based on a claim that Cruises Only was not entitled to pay its commission sales people under a provision of the Federal Labor Standards Act of 1938 established for commission sales people in retail and service businesses. The complaint did not specify a dollar amount of relief sought. In late 1996, both parties filed a motion for summary judgement. On June 5, 1997, the Court granted the motion for summary judgement in favor of Cruises Only. The U.S. Department of Labor initially filed a motion to appeal the decision, but on August 22, 1997 the Department filed a motion to voluntarily dismiss that appeal, with prejudice. The motion was granted and an Order of Dismissal, dismissing the case, with prejudice, was issued on October 22, 1997.

ITEM 2.            CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the Offering, the Company's Registration Statement on Form S-1 (File No. 333-27125) was declared effective on July 17, 1997. The managing underwriters of the Offering were Montgomery Securities and Furman Selz. The Offering commenced on July 22, 1997, all securities offered thereby were sold and the Offering has terminated. The securities registered and sold in the Offering consisted of 2,875,000 shares (the "Offered Shares") of common stock, $.01 par value per share, all of which were sold for the account of the Company.

The Offered Shares were sold at a price to the public of $14.00 per share, for aggregate gross proceeds of $40,250,000. The total expenses incurred in connection with the Offering, including underwriting discounts and commissions, are estimated to be approximately $6,075,393. Such expenses did not include any direct or indirect payments to directors, officers, 10% stockholders or affiliates of the Company. As of September 30, 1997, the net proceeds have been used as follows: (i) $23,933,000 to pay the cash portion of the consideration for the Combinations, (ii) $3,529,147 to pay certain adjustments and reimbursements relating to the Combinations, (iii) $52,007 to repay indebtedness, and (iv) $644,114 for general corporate and working capital purposes. Cash consideration paid in connection with the Combinations include payments made directly or indirectly to individuals that are either directors, officers or 10% stockholders of the Company.

Also in connection with the consummation of the Combinations, the Company issued an aggregate of 3,422,225 shares of common stock as the stock portion of the Consideration. Such shares were not registered under the Securities Act of 1933, as amended, and were issued in reliance on the exemption provided by
Section 4(2) of such Act.

ITEM 5.            OTHER INFORMATION

OFFERING AND COMBINATIONS

On July 28, 1997, the TSI issued an aggregate of 6,297,225 shares of Common Stock in connection with the Combinations (3,422,225 shares) and the Offering (2,875,000 shares). Shares issued in the Offering were sold at a price to the public of $14.00 per share. Pursuant to the Combinations, the Company consummated the acquisitions of the Founding Companies for an aggregate of approximately $29.1 million in cash and 3,422,225 shares of Common Stock.

CREDIT FACILITY

On October 15, 1997, the Company entered into a credit agreement (the "Credit Agreement") with NationsBank, N.A. with respect to a $20 million revolving line of credit (the "Credit Facility") and a term loan facility of approximately $2 million (the "Term Loan"). The Credit Facility may be used for acquisitions, capital expenditures, refinancing of Founding Companies' debt, and for general corporate purposes. The Credit Agreement requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets, and dividends. Interest on outstanding balances of the Credit Facility will be computed based on the Eurodollar Rate plus a margin ranging from 1.25 percent to 2.0 percent, depending on certain financial ratios. The Credit Agreement requires the Company to secure an interest rate hedge on 50% of the outstanding principal amount of the Credit Facility and 100% of the outstanding balance on the Term Loan. Availability fees of 25 basis points per annum will be payable on the unused portion of the Credit Facility and a facility fee will be paid equal to 5/8 of one percent of the aggregate principal amount on the Term Loan. The Credit Facility has a three-year term and is secured by substantially all the assets of the Companies, including the stock and membership interests in the Founding Companies and any future material subsidiaries. The Company, each Founding Company and all other future material subsidiaries are required to guarantee repayment of all amounts due under the Credit Facility. There have been no borrowings under the Credit Facility or Term Loan to date.

The foregoing description of the Credit Agreement is qualified in its entirety by reference to the copy of the Credit Agreement filed as an exhibit to this Form 10-Q.

ACQUISITIONS

In October 1997, the Company entered into definitive agreements to acquire five specialized distributors of leisure travel services (four cruise reservation companies and one international airline ticket reservation company) and a software development company. Aggregate consideration for the acquisitions consists of approximately 1.4 million shares of common stock and cash of $2.2 million. The number of shares to be issued as consideration was determined based on averages of closing trading prices of the Company's common stock for periods ranging from five to ten days prior to the date of the definitive agreements. The Company expects to account for four of the acquisitions using the pooling of interests method of accounting for business combinations and to account for two of the acquisitions as purchases. The acquisitions, which are subject to customary closing conditions, are expected to be completed by November 30, 1997.

CRUISE WORLD, INC. ("CRUISE WORLD"), founded in 1989, is a specialized distributor of cruises in New York, New Jersey and Connecticut. It operates from eight cruise-only outlets and has a central reservation center. In accordance with the terms of a Stock Purchase Agreement dated as of October 28, 1997, all of the common stock of CruiseWorld will be acquired in exchange for shares of common stock of the Company. The closing of the acquisition of CruiseWorld is contingent upon the closing of the acquisition of CruiseOne, Inc.

CRUISEONE, INC. ("CRUISEONE"), founded in 1993 and based in Deerfield Beach, Florida, is a specialized distributor of cruises which operates a franchise system with over 325 home based franchisees located in 45 states. In accordance with the terms of a Stock Purchase Agreement dated as of October 28, 1997, all of the common stock of CruiseOne will be acquired in exchange for shares of common stock of the Company. The closing of the acquisition of CruiseOne is contingent upon the closing of the acquisition of Cruise World.

The acquisitions of Cruise World and CruiseOne, both of which are currently owned by the same controlling stockholder, are expected to be accounted for as a single pooling of interests transaction.

SHIP 'N' SHORE CRUISES, INC., CRUISE TIME, INC., SNS COACHLINE, INC., CRUISE MART, INC. AND SNS TRAVEL MARKETING, INC. (COLLECTIVELY, "SHIP 'N' SHORE"), founded in 1987 and based in Englewood, Florida, is a specialized distributor of cruises and land packages and an operator of motor coach tour programs, specializing in the Alaska market. In accordance with the terms of a Stock Purchase Agreement dated as of October 28, 1997, all of the common stock of Ship 'N' Shore will be acquired in exchange for shares of common stock of the Company. The acquisition is expected be accounted for using the pooling of interests method of accounting.

ANTHONY DEAN CORPORATION, D/B/A/ CRUISE FAIRS OF AMERICA ("Cruise Fairs"), founded in 1987 and located in Los Angeles, California, is a specialized distributor of cruises with Mexico as its most popular cruise destination. In accordance with the terms of a Stock Purchase Agreement dated as of October 28, 1997, all of the common stock of Cruise Fairs will be acquired in exchange for shares of common stock of the Company. The acquisition is expected to be accounted for using the pooling of interests method of accounting.

DIPLOMAT TOURS INC. ("DIPLOMAT"), formed in 1982 and incorporated in 1995, is located in Sacramento, California, and is a specialized distributor of international airline tickets, concentrating on European travel. In accordance with the terms of an Asset Purchase Agreement dated as of October 29, 1997, substantially all of Diplomat's assets and liabilities will be acquired in exchange for a combination of shares of common stock of the Company and cash. The acquisition will be accounted for as a purchase.

TRAX SOFTWARE, INC. ("TRAX"), founded in 1995 and currently located in Falls Church, Virginia, is a software development company that has developed software designed for specialized distributors of leisure travel services. In accordance with the terms of a Stock Purchase Agreement dated October 29, 1997, all of the stock of Trax will be acquired in exchange for a combination of shares of common stock of the Company and cash. The acquisition will be accounted for as a purchase.

RISKS ASSOCIATED WITH FORWARD LOOKING STATEMENTS

This filing contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including but not limited to the risks associated with: successful integration of the Founding Companies and additional required companies factors affecting internal growth and management of growth, the Company's acquisition strategy and availability of financing, the travel industry, seasonality, quarterly fluctuations and general economic conditions, dependence on technology and travel providers, and other factors discussed in the Registration Statement. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.



ITEM 6.            EXHIBITS AND REPORTS ON FORM 10-Q

        (a)              Exhibits:

      EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
      -----------                   ----------------------
         4.2      Form of Restriction and Registration Rights Agreement, dated as of July 28, 1997, between Travel Services International,
                  Inc. and the each of the persons listed on the schedule
                  thereto.

         10.1     Amended and Restated Employment Agreement, dated as of July
                  22, 1997, between Travel Services International, Inc. and
                  Joseph V. Vittoria.

         --       Amended and Restated Employment Agreement, dated as of May 12,
                  1997, between Travel Services, International, Inc. and Jill M.
                  Vales.

         --       Amended and Restated Employment Agreement, dated as of June 6,
                  1997, between Travel Services International, Inc. and Michael
                  J. Moriarty.

         --       Employment Agreement, dated July 22, 1997, between Travel
                  Services International, Inc. and Mel Robinson.

         --       Employment Agreement, dated July 22, 1997, among Travel
                  Services International, Inc., Auto Europe, LLC and Imad
                  Khalidi.

         --       Employment Agreement, dated July 18, 1997, among Travel
                  Services International, Inc., Auto Europe, LLC and Alex Cecil.

         --       Employment Agreement, dated July 22, 1997, among Travel
                  Services International, Inc., Cruises, Inc. and Robert
                  Falcone.

         --       Employment Agreement, dated July 22, 1997, among Travel
                  Services International, Inc., Cruises, Inc. and Judith
                  Falcone.

         --       Employment Agreement, dated July 22, 1997, among Travel
                  Services International, Inc., Cruises, Inc. and Holley
                  Christen.

         --       Employment Agreement, dated July 22, 1997, among Travel
                  Services International, Inc., Cruises Only, LLC and Wayne
                  Heller.

         --       Employment Agreement, dated July 22, 1997, among Travel
                  Services International, Inc., Cruises Only, LLC and Judy
                  Heller.

         --       Employment Agreement, dated July 22, 1997, among Travel
                  Services International, Inc., D-FW Tours, Inc. and John
                  Przywara.

         --       Employment Agreement, dated July 22, 1997, among Travel
                  Services International, Inc., Travel 800, LLC and Susan
                  Parker.




         10.2 Form of Indemnification Agreement, dated July 28, 1997, between Travel Services International, Inc. and each of the persons set forth on the schedule thereto.

         10.6     Employment Agreement, dated July 25, 1997, between Travel
                  Services International, Inc. and Suzanne B. Bell.

         10.7     Employment Agreement, dated as of July 25, 1997, between
                  Travel Services International, Inc. and Maryann Bastnagel.

         10.8 Credit Agreement, dated as of October 15, 1997, by and between Travel Services International, Inc. and NationsBank, N.A.

         11       Schedule of Computations of Earnings Per Share

         27       Financial Data Schedule

       (b)         Reports on Form 8-K:

                   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRAVEL SERVICES
                                      INTERNATIONAL, INC.

Date:  November 12, 1997              By:   /S/ JILL M. VALES
                                         --------------------
                                                Jill M. Vales
                                                Senior Vice President and Chief
                                                Financial Officer
                                                (as both a duly authorized
                                                 officer of the registrant and
                                                 the principal financial officer
                                                 or chief accounting officer of
                                                 the registrant)

                                 EXHIBIT INDEX


      EXHIBIT                           DESCRIPTION
      -------                           -----------

         4.2 Form of Restriction and Registration Rights Agreement, dated as of July 28, 1997, between Travel Services International, Inc. and the each of the persons listed on the schedule thereto.

         10.1 Amended and Restated Employment Agreement, dated as of July 22, 1997, between Travel Services International, Inc. and Joseph V. Vittoria.

         -- Amended and Restated Employment Agreement, dated as of May 12, 1997, between Travel Services, International, Inc. and Jill M. Vales.

         -- Amended and Restated Employment Agreement, dated as of June 6, 1997, between Travel Services International, Inc. and Michael
                  J. Moriarty.

         -- Employment Agreement, dated July 22, 1997, between Travel Services International, Inc. and Mel Robinson.

         -- Employment Agreement, dated July 22, 1997, among Travel Services International, Inc., Auto Europe, LLC and Imad Khalidi.

         -- Employment Agreement, dated July 18, 1997, among Travel Services International, Inc., Auto Europe, LLC and Alex Cecil.

         -- Employment Agreement, dated July 22, 1997, among Travel Services International, Inc., Cruises, Inc. and Robert Falcone.

         -- Employment Agreement, dated July 22, 1997, among Travel Services International, Inc., Cruises, Inc. and Judith Falcone.

         -- Employment Agreement, dated July 22, 1997, among Travel Services International, Inc., Cruises, Inc. and Holley Christen.

         -- Employment Agreement, dated July 22, 1997, among Travel Services International, Inc., Cruises Only, LLC and Wayne Heller.

         -- Employment Agreement, dated July 22, 1997, among Travel Services International, Inc., Cruises Only, LLC and Judy Heller.

         -- Employment Agreement, dated July 22, 1997, among Travel Services International, Inc., D-FW Tours, Inc. and John Przywara.

         -- Employment Agreement, dated July 22, 1997, among Travel Services International, Inc., Travel 800, LLC and Susan Parker.

         10.2 Form of Indemnification Agreement, dated July 28, 1997, between Travel Services International, Inc. and each of the persons set forth on the schedule thereto.

         10.6 Employment Agreement, dated July 25, 1997, between Travel Services International, Inc. and Suzanne B. Bell.

         10.7 Employment Agreement, dated as of July 25, 1997, between Travel Services International, Inc. and Maryann Bastnagel.

         10.8 Credit Agreement, dated as of October 15, 1997, by and between Travel Services International, Inc. and NationsBank, N.A.


         11.1     Schedule of Computations of Earnings Per Share

         27       Financial Data Schedule