Form 10-K405
period 1997-12-31
TRAVEL SERVICES INTERNATIONAL INC
filed 1998-03-31
CIK 1039064

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________.

                         COMMISSION FILE NUMBER 0-29296

                       TRAVEL SERVICES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       52-2030324
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                          IDENTIFICATION
                                                               NUMBER)

            220 CONGRESS PARK DRIVE, DELRAY BEACH, FLORIDA 33445-7289
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (561) 266-0860
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: ____
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK (PAR VALUE $.01 PER SHARE)
                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X

         The aggregate market value of voting stock held by non-affiliates of the Company as of 25th day of March 1998, was approximately $203,812,656 based on the $31.25 closing sale price for the Common Stock on the Stock Market on such date. For purposes of this computation, all executive officers and directors of the Company have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

         The number of shares of Common Stock of the Registrant outstanding as of the 25th day of March, 1998, was 10,351,991.
================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Travel Services International, Inc. (the "Company") was established to create a leading specialized distributor of leisure travel services. All of the Company's operating subsidiaries (the "Operating Companies") are specialized distributors of travel services, providing airline, cruise and/or European auto rental reservations. Unlike travel agents, specialized distributors, such as the Operating Companies, focus on a single segment of the travel service industry and thus provide a greater level of expertise with respect to that segment. Specialized distributors offer travel providers, such as airlines, cruise lines and auto rental companies, an alternative distribution channel through which significant amounts of capacity are sold in return for preferential pricing, commissions or other key benefits, such as discounts or cooperative advertising payments. Through consolidation of specialized distributors, the Company is able to offer both travel agents and travelers a single source of competitively priced products and services along with extensive expertise within and across multiple leisure travel segments.

         As leaders in their respective segments, the Operating Companies have experienced significant internal growth. The combined pro forma net revenues of the "1997 Operating Companies" (consisting of the "Founding Companies" (Travel 800, LLC, D-FW Tours, Inc., Cruises Only, LLC, Cruises Inc. and Auto Europe,
LLC) and the "1997 Acquired Companies" (CruiseOne, Inc., Cruise World, Inc., Cruise Fairs of America and Ship'N' Shore Cruises, Inc.) increased from $39.0 million in 1994 to $78.7 million in 1997, representing a 26.3% compound annual growth rate. The 1997 Operating Companies recognized pro forma net revenue of $78.7 million on reservations representing over $400 million in travel services. The Company has negotiated arrangements with many major airlines, cruise lines and European auto rental companies, including travel providers such as Continental Airlines, Inc., Delta Air Lines, Inc., Carnival Cruise Lines, Royal Caribbean Cruise Lines, Avis Europe Limited and Europcar International S.A. To enhance its strong internal growth, the Company intends to implement world-class technology, realize cross-selling opportunities and capitalize on cost efficiencies and economies of scale. In addition, the Company has implemented and will continue an aggressive acquisition program to broaden its travel service offerings and consolidate the highly fragmented specialized leisure travel service industry.

INDUSTRY OVERVIEW

         U.S. travelers spent in excess of $200 billion on business and leisure travel in 1996, with leisure travelers comprising approximately 65% of the total travel market. The U.S. travel market has grown at a compounded annual growth rate of 6.6% over the past four years. The overall leisure market is expected to continue to grow at a similar rate over the next several years, driven by: (i) positive consumer fundamentals; (ii) favorable demographics; (iii) substantial capital investment in innovative new product (nearly $9 billion in the cruise segment alone over the next five years); and (iv) improved distribution and access to desired destinations. The travel industry's principal providers include airlines, cruise lines, auto rental companies, hotels and railroads. Historically these travel providers have relied on their internal sales departments and travel agencies as their primary distribution channels. These traditional distribution channels have not enabled travel providers to maximize utilization of their capacity and generally have offered limited expertise to the traveler. The internal sales department of a travel provider can offer in-depth knowledge about its services but will not offer alternative services from other travel providers. Travel agents, while enabling a traveler to compare multiple options from different travel providers, often lack extensive expertise about the specific services being offered.

         Travel providers are increasingly utilizing specialized distributors to sell capacity. By focusing on specific segments of the travel service industry, these companies are able to act more efficiently as distributors of capacity. Specialized distributors assist travel providers both on a spot basis and with longer term yield management. Many travel agents are seeking ways to cut their costs, diversify their revenue sources and strengthen their relationships with travelers they serve. As a result, the Company believes that travel agents seek specialized distributors that offer better customer service, competitive prices and attractive commission structures. In addition, specialized distributors are able to offer both travel agents and travelers in-depth knowledge about specific services from many different travel providers, which is becoming increasingly important as the number of travel options continues to expand. During 1996, commercial airlines carried approximately 500 million passengers and posted domestic and international passenger growth of 7% and 6%, respectively. Airlines rely heavily on travel agents and specialized distributors to supplement their own internal marketing efforts. Given their focus on air travel and their corresponding large volumes of reservations, specialized distributors often receive preferential pricing from domestic airlines. In addition, international airlines also offer specialized distributors controlled access to capacity at discounted prices and typically utilize a limited number of specialized distributors in order to increase capacity utilization without disrupting their overall pricing strategy. These specialized distributors are then able to offer non-published discounted fares for domestic and international flights to both travel agents and travelers.

         The number of North American cruise passengers increased to 5.1 million in 1997 from 1.4 million in 1980, representing an 8.4% compound annual growth rate. Industry analysts forecast an 8% compound growth rate increase in new supply over the next five years; in 1998, seven large vessels will be introduced and drive a 10% weighted average increase in capacity. The cruise market is largely untapped, with just 8% of North Americans having ever taken a cruise. The cruise industry represents less than 2% of the vacation travel market. The character of a cruise varies significantly among the different cruise lines and cruise ships. In addition, a cruise vacation, which consists of lodging, entertainment, dining and travel, typically represents a large portion of a traveler's vacation budget. As a result, cruise sales require significant marketing time and effort in comparison with other travel services. Cruise lines traditionally have relied primarily on third party distributors to sell virtually all of their berth capacity. While travel agents remain an important channel of distribution for cruise lines, specialized cruise vacation distributors have become an increasingly significant source of capacity utilization and, accordingly, are given preferential pricing, cooperative advertising dollars and access to preferred berth locations. In contrast to most traditional travel agents, specialized cruise distributors offer travelers extensive knowledge of cruise options available and are able to provide more detailed information with respect to daily excursions and other amenities.

         According to a survey by the European Travel Commission, there were approximately 9.0 million U.S. tourists visiting Europe in 1996, a 6.5% increase from 1995. Unlike domestic auto rental providers which, to a large extent, market directly to travelers in the U.S., European auto rental providers rely heavily on third party distributors to market to U.S. customers traveling abroad. As in the U.S., European auto rental providers focus on the business traveler segment which peaks in the spring and fall seasons. As a result, specialized distributors in the U.S. serve an important role to these European auto rental providers by supplementing their sales efforts during non-peak periods. In addition, these specialized distributors serve as a centralized and efficient source of information on pricing and availability of reservations to travel agents in the U.S.

         The market for specialized distributors of leisure travel services is fragmented, with numerous companies offering services in a single travel segment. These specialized distributors generally have made little investment in technology to improve their selling effectiveness, efficiencies and access to information. Furthermore, most of these companies lack the scale necessary to obtain preferential pricing from travel providers and to create effective national marketing campaigns. The Company believes significant opportunities are available to a well capitalized company providing a broad offering of specialized travel services with a high level of customer service and state-of-the-art technology infrastructure.

BUSINESS STRATEGY

         The Company's objective is to be the leading specialized distributor of leisure travel services. In order to achieve this goal, the Company has a focused business strategy based upon the following key principles:

         PROVIDE EXTENSIVE EXPERTISE IN SPECIFIC TRAVEL SEGMENTS. Each of the Operating Companies is a specialist in a particular travel segment. By leveraging the expertise of the Operating Companies and future acquisitions, the Company will provide a higher level of expertise and information for a broader array of travel services than may be available through traditional distribution channels. For example, the Company's cruise sales personnel represent virtually every cruise line and focus exclusively on selling cruises. In order to enhance their knowledge, these agents are given periodic cruise vacations and have access to proprietary reviews on most ships. As a result, the Company believes that it is better able to assist customers in choosing the specific cruise vacation that best suits their particular needs. Through the Company's technology, detailed information about ships, itineraries, destinations and other data will be available to the Company's sales personnel at their desktops.

         MAINTAIN AND ENHANCE STRONG STRATEGIC RELATIONSHIPS WITH TRAVEL PROVIDERS. The Company believes that the strategic relationships with its travel providers have been and will continue to be integral to its success. As leaders in their respective segments, the Operating Companies have negotiated with many travel providers for pricing that is preferential to published fares and preferred access to capacity. These strategic relationships enable the Company to provide a comprehensive service offering within each travel segment and to offer prices that are lower than would be generally available to travelers and travel agents. In addition, the Company is negotiating with various travel suppliers to create direct technology links with those suppliers, thereby making the transaction of business between the parties easier and more efficient.

         OFFER HIGH LEVELS OF CUSTOMER SERVICE. The Company believes that maintaining high levels of customer service is critical to its ability to generate significant repeat business. In addition to the Company's competitive prices, customer service is an important differentiating factor to both the leisure traveler who is making a significant investment in a vacation and the travel agent who is seeking attractive commission structures and the ability to make travel arrangements with greater ease. There are many examples of the Company's commitment to customer service: Auto Europe maintains 24-hour toll-free numbers connected directly to its customer service department in the U.S. from which its customers in Europe can obtain emergency assistance from an English speaking contact with access to the appropriate emergency roadside assistance in the relevant foreign location; Diplomat Tours provides real-time fare quotes (via fax) to travel agents using voice recognition technology and provides certain other advantages to its top customers; Ship `N' Shore makes outbound calls to customers to offer "last minute" deals as they become available. Other customer service initiatives offered by the Company include fax vouchers, extended weekday and weekend hours, proprietary cruise ship reviews and a commitment to minimize telephone waiting time. The Company has committed a significant portion of its technology budget to the creation of an extensive customer database. Through the information collected in this database, the Company will be in a position to provide additional services to its customers.

         BRAND STRATEGY. The Company is reviewing various strategies in connection with brand recognition and marketing of its services, and expects to implement a comprehensive brand and marketing plan in the coming year. Such plans may include the replacement of certain existing brands with a single, more identifiable brand, along with the preservation of existing brands that have a strong identity and loyal following.

         IMPLEMENT STATE-OF-THE-ART TECHNOLOGY INFRASTRUCTURE. A key element of the Company's growth and business strategy is the implementation of world-class information and telecommunications technologies. Via the deployment of its Web-based applications, the Company will have the necessary tools to sell faster and better and to provide superior levels of customer service. At the center of the technology strategy is the Company's investment in customer information and product/service information, which will be maintained in state-of-the-art database management systems. These technologies will be implemented in each of the Company's operating locations and complement all distribution channels, including call centers, home-based agents, third-party contractors, franchisees and the Internet. By leveraging its telecommunications volumes, the Company expects to more effectively manage its voice communications-related expenses, while increasing the efficiency of its sales personnel and minimizing telephone waiting time for its customers.

         CAPITALIZE ON MANAGEMENT EXPERTISE. The Company's executive management team has a high level of industry experience. In addition, the Company believes that the experienced local management teams at the Operating Companies have an in-depth understanding of their respective markets and businesses and have built strong relationships with travel providers and customers. As the Company implements "best practices" and achieves economies of scale, local management will implement operating strategies and programs. The Company utilizes stock ownership as well as appropriate incentive compensation to ensure that the objectives of local management are aligned with those of the Company.

GROWTH STRATEGY

         The Company plans to achieve its goal to become the leading specialized distributor of leisure travel services by implementing an internal growth strategy and pursuing an aggressive acquisition program.

         IMPLEMENT INTERNAL GROWTH STRATEGY. While the Company intends to continue to acquire specialized distributors of leisure travel services, strong internal revenue growth remains the core of the Company's growth strategy. From 1994 to 1997, the 1997 Operating Companies, on a combined pro forma basis, experienced revenue growth of 26.3% compounded annually. The Company believes that the growth of Operating Companies individually will be enhanced by: (i) continued growth in the leisure travel industry; (ii) introduction of world-class technology; and (iii) expansion of sales and marketing programs. In addition, the Company expects to realize the following key benefits on a combined basis:

      /bullet/    EMBRACE MULTIPLE SELLING MODELS AND DISTRIBUTION CHANNELS.
                  The Company's strategic operating model includes utilizing multiple distribution channels. Use of these channels allows the Company to sell its products and services in numerous ways to accommodate the buying habits and behaviors of travelers and travel agents. The Company embraces four distinct channels of distribution: (i) call centers staffed with highly trained sales personnel; (ii) home-based agents (including franchisees) who provide specialized knowledge and service to their local markets; (iii) travel agents; and (iv) the Internet/World Wide Web. The Company believes that utilizing multiple distribution channels differentiates it from competitors who offer their products via a single channel. The multiple channel approach decreases the Company's risks within any individual distribution channel.

      /bullet/ CROSS-SELLING. The Company believes that significant cross-selling opportunities exist that will further enhance the Company's revenue growth. Each of the Operating Companies specializes in one segment of the travel market. Consolidation of these companies enables the Company to offer "one-stop shopping" for a variety of travel services, while still providing extensive expertise. For example, Travel 800, which currently focuses on domestic air travel, has begun to satisfy international air travel requests through Diplomat Tours and offer international travelers a European auto rental option through Auto Europe. Auto Europe has installed software from D-FW Tours, which specializes in international airline ticket sales to travel agents, and is now able to book European air travel for its auto rental customers. Similarly, each of the cruise reservation companies will have the technology to be able to provide travelers with domestic and international airline reservations related to their cruise vacation through Travel 800, D-FW Tours and Diplomat Tours.

      /bullet/ BEST PRACTICES. The Company has identified certain best practices at Operating Companies that can be implemented at other Operating Companies in order to generate incremental revenue and enhance profitability. Such best practices include marketing techniques, operations strategies and cost efficiencies. For example, the Operating Companies have begun to cross-implement such programs as travel insurance and cooperative marketing.

      /bullet/ ECONOMIES OF SCALE. The Company believes that it can achieve significant economies of scale through the combination of the Operating Companies and future acquisitions and that its size and relationships with travel providers is a key competitive advantage in gaining market share and enhancing revenue opportunities. The Company should benefit from greater purchasing power in such key expense areas as telecommunications, advertising, travel insurance and courier expenses. The Company believes that it can substantially reduce the total operating expenses of the Operating Companies and other acquired businesses by eliminating or consolidating certain duplicative marketing, back-office and administrative functions and by creating shared services centers.

         PURSUE AN AGGRESSIVE ACQUISITION PROGRAM. The Company believes that the leisure travel service industry continues to be highly fragmented with significant opportunities for consolidation. The Company has implemented an aggressive acquisition program targeting other leading specialized distributors of leisure travel services. Since the acquisition of the five Founding Companies in July 1997, the Company has acquired seven specialized travel distributors and one software development company, and has entered into a definitive agreement to acquire an additional specialized travel distributor. The Company continues to seek acquisitions within its core airline, cruise line and European auto rental market segments in order to gain market share. In addition, the Company plans to acquire companies that specialize in the distribution of travel services complementary to those currently offered by the Company, such as tour operators and specialized distributors of hotel and rail reservations. Acquisitions of this nature will enhance the Company's ability to be a single source of leisure travel services for its customers. Finally, the Company may also pursue international acquisitions that will enable the Company to expand its business model for domestic and international leisure travel originating in countries other than the U.S.

         While acquisitions are a primary component of its growth strategy, the Company is focused on making strategic acquisitions rather than "tuck-in" or smaller acquisitions. As a result, the Company seeks to acquire high quality companies with longstanding reputations within their specific travel service segments. Generally, these companies will: (i) be run by successful, experienced entrepreneurs whom the Company will generally endeavor to retain; (ii) have strong relationships with travel providers and an emphasis on customer service; and (iii) have demonstrated growth and profitability. Once companies are acquired, they are quickly integrated to facilitate the opportunities for revenue enhancement and margin improvement and to capitalize on the strategic purpose for the acquisition.

         The Company believes that the opportunity to join under the Travel Services International umbrella is attractive to many specialized distributors of travel services. The Company offers owners of potential acquisition candidates: (i) significant opportunities to enhance the growth of their businesses through cross-selling other travel services and capitalizing on various distribution channels; (ii) the opportunity to increase sales via the utilization of world-class technology; (iii) the Company's financial strength and visibility as a public company; (iv) the potential for increased profitability as a result of the Company's centralization of certain administrative functions, marketing opportunities and other economies of scale; and (v) near-term liquidity.

         The Company believes that it continues to be well positioned to carry out its acquisition program. The Company believes that the experience, reputation and relationships of the Operating Companies' management is of significant value in the Company's attempts to acquire other specialized distributors of travel services. In addition, the Company relies on the industry experience of its senior management, particularly Joseph Vittoria, the Chairman and Chief Executive Officer, who is the former Chief Executive Officer of Avis, Inc. and a founding member of the World Travel and Tourism Council, a global organization of the chief executive officers of companies engaged in all sectors of the travel and tourism industry. The Company continually reviews various strategic acquisition opportunities and has held preliminary discussions with a number of acquisition candidates. As of the date of this Report, the Company is a party to a binding agreement regarding the acquisition of CruiseMasters, Inc. See "--Pending Acquisitions." The Company is not a party to any other binding agreements as of the date of this Report.

         As consideration for acquisitions, the Company uses various combinations of Common Stock and cash and may, in the future, also use notes. The Company plans to register under the Securities Act certain shares of its Common Stock that were issued in connection with acquisitions and additional shares for use by the Company as all or a portion of the consideration to be paid in future acquisitions.

RECENT ACQUISITIONS

         The five Founding Companies were acquired simultaneously with the consummation of the Company's initial public offering. The additional four 1997 Operating Companies and Trax were acquired in November and December of 1997. The Company completed the following acquisitions during January and February of 1998:

         DIPLOMAT TOURS, INC. AND INTERNATIONAL AIRLINE CONSOLIDATORS. On January 20, 1998, the Company completed the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Diplomat Tours, Inc., a California corporation, and International Airline Consolidators, a sole proprietorship (collectively, "Diplomat Tours"). Diplomat Tours, located in Sacramento, California, is a specialized distributor of international airline reservations. The acquisition of Diplomat Tours expanded the Company's presence in the international airline reservations market.

         GOLD COAST TRAVEL AGENCY CORPORATION, INC., D/B/A GOLD COAST CRUISE CENTER. The Company acquired all of the outstanding capital stock of Gold Coast Travel Agency Corporation, Inc., a Florida corporation ("Gold Coast") effective February 1, 1998. Gold Coast is a specialized distributor of cruise vacations, operating out of a central reservations center in North Miami, Florida. The acquisition of Gold Coast further expanded the Company's presence in the cruise reservations market and added new marketing opportunities via cable and satellite television commercials.

         AUTONET INTERNATIONAL, INC. On February 20, 1998, the Company completed the acquisition of all of the outstanding capital stock of, and business assets relating to, AutoNet International, Inc., a Delaware corporation ("AutoNet"). AutoNet, a specialized distributor of auto rental reservations to travel agents and travelers, expanded the Company's presence in the European auto rental reservations business.

PENDING ACQUISITIONS

         CRUISEMASTERS, INC. On March 25, 1998, the Company entered into a definitive agreement to acquire all of the outstanding capital stock of CruiseMasters, Inc., a California corporation ("CruiseMasters"). CruiseMasters is a specialized distributor of cruise vacations, operating out of a central reservations center in the Los Angeles, California, area. In addition to strengthening the Company's position on the West Coast, the acquisition of CruiseMasters will add expertise in direct mail marketing and a focus on the high-end cruise market.

SERVICES

         The Company, through the Operating Companies, distributes leisure travel services primarily for domestic and international air travel, cruises and European auto rentals. The Company currently provides its services nationwide through the use of toll-free telephone numbers. Typically, potential customers call the Company, often in response to an advertisement or other promotion. The Company's sales personnel assist potential customers, whether travel agents or travelers, in selecting the appropriate travel arrangement and making the reservation.

         The following table sets forth certain information with respect to the Operating Companies:

                                                                                                    PRIMARY
OPERATING                                                          TRAVEL SERVICE                   DISTRIBUTION
COMPANY                           PRIMARY LOCATION                 PRIVIDED                         CHANNEL
----------------------------------------------------------------------------------------------------------------------

Auto Europe                       Portland, Maine                  European auto rentals            Call center

AutoNet International             Delray Beach, Florida            European auto rentals            Call center

Cruise Fairs of America           Los Angeles, California          Cruise vacations                 Call center

CruiseOne                         Deerfield Beach, Florida         Cruise vacations                 Franchisees

Cruise World                      New York Tri-State area          Cruise vacations                 Retail outlets

Cruises Inc.                      Syracuse, New York               Cruise vacations                 Independent
                                                                                                    contractors

Cruises Only                      Orlando, Florida                 Cruise vacations                 Call center

D-FW Tours                        Dallas, Texas                    International air                Call center

Diplomat Tours(1)                 Sacramento, California           International air                Call center

Gold Coast Cruises                North Miami, Florida             Cruise vacations                 Call center

Ship 'N' Shore(2)                 Englewood, Florida               Cruise vacations                 Call center

Travel 800                        San Diego, California            Domestic air                     Call center

-----------------------
(1) Includes Diplomat Tours, Inc. and International Airline Consolidators.
(2) Includes Ship `N' Shore Cruises, Inc., SNS Coachline, Inc., SNS Travel Marketing, Inc., Cruise Mart, Inc. and Cruise Time, Inc.

         AIR TRAVEL. The Company provides reservations for domestic airline flights through Travel 800 and for international flights through D-FW Tours and Diplomat Tours. Through strategic relationships with most major airlines, each of Travel 800, D-FW Tours, and Diplomat Tours is generally able to offer fares below published rates. Travel 800 sells exclusively to travelers and relies primarily on its reputation and mnemonic telephone numbers such as 1-800-FLY-CHEAP and 1-800-LOW-FARE, to attract business. D-FW Tours sells primarily to travel agents utilizing multiple fax distribution technology to advise travel agents of special fares and promotions. Diplomat Tours also has traditionally sold primarily to travel agents.

         CRUISE. The Company, through Cruises Only, Cruises Inc., CruiseOne, Cruise World, Cruise Fairs of America, Ship `N' Shore, and Gold Coast Cruises, (collectively, the "Cruise Division") provides reservations for cruises on all major cruise lines. Typically, berths are booked on behalf of its customers at specified discounts from the published prices. In addition, the Company is permitted to reserve more desirable berths on a number of cruises, which gives the Company an "exclusive" right to sell these berths for a period of time. If the Company does not sell these reserved berths, they are returned to the cruise lines at a specified time, generally 60 or 90 days prior to sailing, at no cost to the Company. Virtually all of the Company's customers for its cruise services are travelers. The Cruise Division also focuses on advising large groups, such as affinity groups, corporate groups and business seminars, in selecting the appropriate cruise. In addition, the Cruise Division sells Alaska land tours through Ship `N' Shore Cruises. The Cruise Division advises travelers and assists them in selecting the cruise that best fits their particular needs and desires. This requires the Company's sales personnel to have extensive knowledge about the character of the various cruise lines and the differences in their ships and cruises offered. The Company's sales personnel undergo extensive in-house training, participate in frequent seminars conducted by cruise lines and often receive complementary passes for cruises. Through the Company's technology, detailed information about ships, itineraries, destinations and other data will be available to the sales personnel at their desktops. The sales personnel endeavor to develop relationships with travelers in order to encourage repeat business. The Company provides extensive services to its cruise customers in the form of periodic mailings of information, reviews of various cruises and ships, advice regarding planning for the specific cruise and assistance in preparing the necessary travel documents. In addition to reserving a berth on a cruise, reservation agents can give customers information about the activities, shopping, sightseeing and restaurants available at the various ports at which the cruise stops and can make reservations for these activities. Sales personnel at Ship `N' Shore Cruises, for example, make no less than two trips to Alaska for training in connection with selling Alaska cruises and land tours. In 1997, the Cruise Division recognized revenue on reservations for over 200,000 passengers on over 45 cruise lines, representing gross sales of approximately $211 million.

         EUROPEAN AUTO RENTAL. The Company, through Auto Europe and AutoNet International, provides reservations in the U.S. and Canada for auto rentals in Europe. The Company has agreements with a number of auto rental companies that operate in Europe, such as Alamo Europe, Avis Europe Limited, EuroDollar and Europcar International S.A., which provide automobiles to the Company for rental. Approximately 90% of Auto Europe's customers are travel agents. AutoNet International has also traditionally focused on sales through travel agents. Auto Europe's field representatives establish and maintain relationships with a majority of the travel agents located in the U.S. Auto rentals in Europe pose a number of challenges for a U.S. traveler. In addition to costs such as drop off fees and airport levies, travelers run the risk of additional costs associated with currency fluctuations and rate changes if they do not pre-pay in U.S. dollars. Travelers are also faced with age restrictions, lack of flexibility in drop off and pick up and insurance complications. Further, the difficulty obtaining air conditioned, automatic transmission cars makes the European auto rental process difficult for travelers. The Company is able to simplify the process and overcome many of these challenges for travel agents and travelers. The Company maintains 24-hour toll-free numbers connected directly to its customer service department in the U.S. from which its customers in Europe can obtain emergency assistance. These toll-free numbers provides the customer with an English speaking contact with access to the appropriate emergency roadside assistance in the relevant foreign location.

INFORMATION TECHNOLOGY

         The effective application of technology will be critical to the success of the Company. The Company has adopted an information technology strategy that is focused on delivering value to its customers and travel providers and to the Company's operations, while enabling efficient and effective "back-office" processes.

         The core of the Company's information technology strategy is the implementation of "Universal" architecture, a series of browser-based applications that will be available to virtually anyone who wishes to access and sell or purchase the Company's products and services. The Universal architecture platform will allow the Company to sell better and faster, enabling real-time access to preferred fares and rates, inventories, product information, and customer profiles and history. The Company is investing in its customer information database, with the goal of owning the most comprehensive collection of customer information in the leisure travel industry.

         Use of a variety of distribution channels allows the Company to put its products on many shelves, thereby empowering customers to investigate their options and buy when and where they are most comfortable. The Company embraces four distinct channels of distribution: (i) call centers staffed with highly-trained sales personnel, a core competency of the Company, (ii) home-based agents, including both independent contractors and franchisees, who provide specialized knowledge and service to their local markets, (iii) travel agents who sell the Company's products as a service to their own customers, and
(iv) the Internet/World Wide Web, where the Company intends to sell via its own label, as well as through partnerships and alliances with branded sites. The Company believes that embracing these multiple distribution channels differentiates it from competitors who utilize a single distribution channel. The multiple channel approach decreases the Company's risks within any individual distribution channel.

         The Company's Universal architecture strategy consists of two key components: the Universal Agent and the Universal Manager. The Universal Agent applications are being designed to streamline and enhance the selling process. The design of these applications permits simultaneous access to multiple source systems, including the Company's own database of preferred rates and fares, and central reservation systems that hold inventory, such as SABRE, Amadeus and Apollo. The Company is also pursuing opportunities to gain direct access to inventories of travel providers. The acquisition of TRAX Software, Inc. in November, 1997, provided the Company with a significant jump-start on the design of the Universal Agent applications, through the logic contained within the TRAX software and by leveraging the in-depth industry knowledge of the TRAX developers who joined the Company. The Universal Manager applications will provide the tools necessary to allow the Company to consolidate back-office processes, including customer service, ticketing and fulfillment, and accounting.

         Another key element to the Company's technology strategy is investment in database management tools and infrastructure, including data warehousing tools to facilitate management reporting and decision support activities. The customer information database is at the center of this effort. The Company believes that its customer information database will be the most comprehensive in the leisure travel industry, thus affording the Company the opportunity to be more proactive and creative than its competitors in its marketing, sales and customer service efforts.

TRAVEL PROVIDER RELATIONSHIPS

         The Operating Companies have negotiated arrangements with many major airline, cruise line and European auto rental companies. In 1997, (i) two auto rental companies represented an aggregate of 87% of European auto rental pro forma net revenues; (ii) six cruise lines represented an aggregate of 74% of cruise pro forma net revenues; and (iii) two airlines represented an aggregate of 52% of airline pro forma net revenues.

         The following table sets forth a list of certain of the Company's travel providers:

                                                                                     EUROPEAN
     CRUISE LINES                               AIRLINES                       AUTO RENTAL COMPANIES
     ------------                               --------                       ---------------------
Carnival Cruise Lines                       American Airlines                  Alamo Europe
Celebrity Cruise Line                       British Airways                    Avis Europe Limited
Holland America                             Continental Airlines               Budget
Norwegian Cruise Line                       Delta Air Lines                    Europcar International S.A.
Princess Cruises                            Northwest Airlines
Royal Caribbean Cruise Lines                US Airways
                                            United Airlines

         The Company receives from certain travel providers pricing that is preferential to published fares which enables the Company to offer prices lower than would be generally available to travelers and travel agents. The Company's agreements with its travel providers can generally be cancelled or modified by the travel provider upon relatively short notice. Other distributors may have similar arrangements with travel providers, some of which may provide better availability or more competitive pricing than that offered by the Company.

SALES AND MARKETING

         The Company engages in different marketing and advertising programs depending on the particular travel service and whether the customers are primarily travel agents or travelers. The Company markets domestic air travel service through the use of various toll-free numbers, such as 1-800-FLY-CHEAP and 1-800-LOW-FARE. The Company markets its other services to travelers in numerous ways, principally through newspaper and magazine advertisements highlighting toll-free numbers and special travel offers. In addition, Gold Coast Cruises advertises on cable and satellite television. In many cases, the travel providers contribute to the cost of the advertising and marketing. To market directly to travel agents, the Company uses dedicated sales personnel, direct mailings and fax distribution technology. Most of the Operating Companies have sites on the World Wide Web. The Company expects to consolidate these sites to provide a single, clear message and consistent product and service offerings to travelers and travel agents, and to allow on-line booking of reservations. The Company believes it will be able to significantly increase its revenue base by offering travel agents and travelers a broader range of travel services through a single telephone call to any of the Company's locations or through its Web site. In addition, the Company will focus on increasing its revenues from its existing customers by cross-selling its services and broadening its service offerings.

COMPETITION

         The travel service industry is extremely competitive and has low barriers to entry. The Company competes with other distributors of travel services, its travel providers, travel agents, tour operators and group travel sponsors, some of which have more experience, brand name recognition and/or financial resources than the Company. The Company competes for customers based upon service, price and specialized in-depth knowledge and, with respect to sales to travel agents, attractive commission structures. The Company's travel providers may decide to compete more directly with the Company and restrict the availability of tickets or services or the ability of the Company to offer tickets or services at a preferential price. Other distributors may have similar arrangements with certain travel providers, some of which may provide better availability or more competitive pricing than that offered by the Company. Furthermore, some travel agents and group travel sponsors have a strong presence in their geographic area which may make it difficult for the Company to attract customers in those areas.

EMPLOYEES

        As of December 31, 1997, the Company had 888 full-time employees, of whom 209 were employed in connection with auto rental services, 449 were employed in connection with cruise services, 217 were employed in connection with air services, and 13 were employed at the Company's corporate headquarters. In addition, the Company had contracts with 172 independent contractors and 324 franchisees, and used temporary employees as required to meet the needs of seasonal demand. The Company believes that its relations with its employees, independent contractors and franchisees are good.

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

         The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements. In evaluating the Company's business, the following factors, in addition to the Risk Factors set forth below and other information set forth herein, should be carefully considered: successful integration of systems; factors affecting internal growth and management of growth; dependence on travel providers; success of the acquisition strategy and availability of acquisition financing; success in entering new segments of the travel market and new geographic areas; dependence on technology; labor and technology costs; advertising and promotional efforts; risks associated with the travel industry generally; seasonality and quarterly fluctuations; competition; and general economic conditions. In addition, the Company's business strategy and growth strategy involve a number of risks and challenges, and there can be no assurance that these risks and other factors will not have a material adverse effect on the Company.

RISK FACTORS

         ABSENCE OF COMBINED OPERATING HISTORY; RISKS OF INTEGRATION. Travel Services International, Inc. was founded in April 1996 but conducted no operations and generated no revenues prior its initial public offering in July 1997, when it acquired the five Founding Companies. Subsequent to July 1997, the Company acquired an additional seven travel distributors and one software development company. Prior to such acquisitions, the Operating Companies operated as separate independent entities. Currently, the Company relies on the existing reporting systems of the Operating Companies for financial reporting. There can be no assurance that the Company will be able to successfully integrate the operations of these businesses or institute the necessary Company-wide systems and procedures to successfully manage the combined enterprise on a profitable basis. The Company's executive management group was assembled in connection with the initial public offering, and there can be no assurance that the management group will be able to continue to effectively manage the combined entity or effectively implement and carry out the Company's internal growth strategy and acquisition program. The consolidated financial statements cover periods when the Operating Companies were not under common control or management and, therefore, may not be indicative of the Company's future financial or operating results. The inability of the Company to successfully integrate the Operating Companies, and future acquisitions, would have a material adverse effect on the Company's business, financial condition, and results of operations, and would make it unlikely that the Company's acquisition program will continue to be successful.

         A number of the Operating Companies offer different travel services, utilize different capabilities and technologies and target different client segments. While the Company believes that there are substantial opportunities to cross-market and integrate these businesses, these differences increase the risk inherent in successfully completing such integration. Further, there can be no assurance that the Company's strategy to be the leading specialized distributor of leisure travel services will be successful, or that the customers of the Operating Companies will accept the Company as a distributor of a variety of specialized travel services.

         DEPENDENCE ON TRAVEL PROVIDERS. The Company is dependent upon travel providers for access to their capacity. The Company receives from certain travel providers pricing that is preferential to published fares which enables the Company to offer prices, for certain products, lower than would be generally available to travelers and travel agents. Other distributors may have similar arrangements with travel providers, some of which may provide better availability or more competitive pricing than that offered by the Company. The Company anticipates that a significant portion of the Company's revenues will continue to be derived from the sale of capacity for relatively few travel providers. In 1997, (i) two auto rental companies represented an aggregate of 87% of European auto rental pro forma net revenues; (ii) two cruise lines represented an aggregate of 74% of cruise pro forma net revenues; and (iii) two airlines represented an aggregate of 52% of airline combined pro forma net revenues. The Company's agreements with its travel providers can generally be cancelled or modified by the travel provider upon relatively short notice. The loss of a contract, changes in the Company's pricing agreements or commission schedules or more restricted access to travel providers' capacity could have a material adverse effect on the Company's business, financial condition and results of operations.

         RISKS RELATED TO THE COMPANY'S ACQUISITION STRATEGY. The Company intends to increase its revenues, expand the markets it serves and increase its service offerings in part through the acquisition of additional specialized distributors of leisure travel services. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to the Company as well as higher acquisition prices. Further, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the fiscal quarters immediately following the consummation of such transactions. Customer dissatisfaction or performance problems at a single acquired company could also have an adverse effect on the reputation of the Company. The Company may also seek international acquisitions that may be subject to additional risks associated with doing business in such countries. In addition, there can be no assurance that the Operating Companies or other businesses acquired in the future will achieve anticipated revenues and earnings. The Company continually reviews various strategic acquisition opportunities and has held discussions with a number of such acquisition candidates. As of the date of this report, the Company has a binding agreement with respect to the acquisition of CruiseMasters, Inc. but is not a party to any other binding agreements with respect to any acquisition.

         RISKS RELATED TO ACQUISITION FINANCING. The Company intends to finance future acquisitions by using shares of its Common Stock for a substantial portion of the consideration to be paid. In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to initiate and maintain its acquisition program. If the Company has insufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. Although the Company has an available line of credit, there can be no assurance that such line of credit will be sufficient or that other financing will be available on terms the Company deems acceptable. If the Company is unable to obtain financing sufficient for all of its desired acquisitions, it may be unable to fully carry out its acquisition strategy.

         DEPENDENCE UPON TECHNOLOGY. The Company's business is currently dependent upon a number of different information and telecommunication technologies to facilitate its access to information and manage a high volume of inbound and outbound calls. Any failure of this technology would have a material adverse effect on the Company's business, financial condition and results of operations. For example, during 1996, Cruises Only's results of operations were adversely affected by unanticipated shortcomings in the functionality of call center software installed as part of a new telephone system. In addition, the Company is dependent upon certain third party vendors, including central reservation systems operators such as SABRE Group and Amadeus for access to certain information. Any failure of these systems or restricted access by the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

         Currently, all of the Operating Companies utilize separate computer systems, several of which utilize different applications. The Company expects that it will replace these systems during the coming years with the Company's "Universal" applications architecture. There can be no assurance that the contemplated replacement of these systems will be successful, replaced according to the expected time frame, completed without any disruption to the Company's business or that it will result in the intended cost efficiencies. The Company believes that the Universal applications platform will be a competitive advantage for the Company. However, there can be no assurance that the Company will be successful in maintaining such a competitive advantage.

         The technology systems being used currently at the Company's headquarters are Year 2000 compliant, and new systems currently under development by the Company are working with compliant standards. An assessment of the Year 2000 readiness of the technology currently being used in the Operating Companies has not yet been completed, and the Company cannot make any assurances with respect to such readiness at this time. The assessment being conducted by the Company includes inquiries of management and certification requests from hardware and software vendors. New systems under development by the Company are expected to replace some of the older software applications currently in use at certain Operating Companies. There can be no assurance, however, that such replacements will be made or will be made on time.

         MANAGEMENT OF GROWTH; FACTORS AFFECTING INTERNAL GROWTH. The Company expects to grow internally and through acquisitions. The Company expects to expend significant time and effort in expanding existing businesses and identifying, completing and integrating acquisitions. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified and retained by the Company. To the extent that the Company is unable to manage its growth efficiently and effectively, or is unable to attract and retain qualified management, the Company's business, financial condition and results of operations could be materially adversely effected. The Operating Companies have experienced revenue and earnings growth on a pro forma basis over the past few years. There can be no assurance that the Operating Companies will continue to experience internal growth comparable to these levels, if at all. From time to time, certain of the Operating Companies have been unable to hire and train as many qualified sales personnel as necessary to meet the demands of their businesses. Factors affecting the ability of the Operating Companies to continue to experience internal growth include, but are not limited to, the ability to expand the travel services offered, the continued relationships with certain travel providers and travel agents, the ability to recruit and retain qualified sales personnel, continued access to capital and the ability to cross-sell services among the Operating Companies.

         RISKS ASSOCIATED WITH THE TRAVEL INDUSTRY; GENERAL ECONOMIC CONDITIONS. The Company's results of operations are dependent upon factors affecting the travel industry. The Company's revenues and earnings are especially sensitive to events that affect domestic and international air travel, cruise travel and auto rentals in Europe. A number of factors, including political instability, armed hostilities, international terrorism, extreme weather conditions, a rise in fuel prices, a decline in the value of the U.S. dollar, labor disturbances and excessive inflation, could result in an overall decline in demand for travel. These types of events could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, demand for the Company's travel services may be significantly related to the general level of economic activity and employment in the U.S. Therefore, any significant economic downturn or recession in the U.S. could have a material adverse effect on the Company's business, financial condition and results of operations.

         SEASONALITY AND QUARTERLY FLUCTUATIONS. The domestic and international leisure travel industry is extremely seasonal. The results of each of the Operating Companies have been subject to quarterly fluctuations caused primarily by the seasonal variations in the travel industry, especially the leisure travel segment. Net revenues and net income for the Operating Companies are generally higher in the second and third quarters, however, seasonality is dependent on the particular leisure travel service sold. The Company expects seasonality to continue in the future on a combined basis. Three of the Operating Companies experienced an operating loss in the fourth quarter of 1997. The Company may experience losses in quarters in the future. The Company's quarterly results of operations may also be subject to fluctuations as a result of the timing and cost of acquisitions, business focus of acquisition targets, fare wars by travel providers, changes in relationships with certain travel providers, changes in the mix of services offered by the Company, the timing of the payment of volume bonuses by travel providers, extreme weather conditions or other factors affecting travel. Unexpected variations in quarterly results could also adversely affect the price of the Common Stock, which in turn could limit the ability of the Company to make acquisitions.

         SUBSTANTIAL COMPETITION. The travel service industry is extremely competitive and has low barriers to entry. The Company competes with other distributors of travel services, travel providers, travel agents, tour operators and group travel sponsors, some of which have greater experience, brand name recognition and/or financial resources than the Company. The Company's travel providers may decide to compete more directly with the Company and restrict the availability of tickets or services or the ability of the Company to offer tickets or services at a preferential price. In addition, other distributors may have relationships with certain travel providers providing better availability or more competitive pricing than that offered by the Company. Furthermore, some travel agents and group travel sponsors have a strong presence in their geographic area which may make it difficult for the Company to attract customers in those areas.

         RELIANCE ON KEY PERSONNEL. The Company's operations are dependent on the efforts and relationships of Joseph V. Vittoria and the other executive officers as well as the senior management of the Operating Companies. Furthermore, the Company will likely be dependent on the senior management of any businesses acquired in the future. If any of these individuals become unable to continue in their role the Company's business or prospects could be adversely affected. Although the Company or a subsidiary has entered into an employment agreement with each of the Company's executive officers and the Chief Executive Officer of each of the Operating Companies, there can be no assurance that such individuals will continue in their present capacity for any particular period of time. The Company does not maintain key man life insurance covering any of its executive officers or other members of senior management.

         VOTING CONTROL OF EXISTING MANAGEMENT AND STOCKHOLDERS. The Company's executive officers and directors, and entities affiliated with them, and holders of at least 5% of the outstanding Common Stock, as of March 25, 1998, beneficially own shares of Common Stock representing 42.3% of the total voting power of the Common Stock (47.5% if all shares of Restricted Common Stock were converted into Common Stock). These persons, if acting in concert, will be able to exercise control over the Company's affairs and are likely to be able to elect the entire Board of Directors and to control the disposition of any matter submitted to a vote of stockholders.

         POTENTIAL EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON PRICE OF COMMON STOCK. The market price of the Common Stock may be adversely affected by the sale, or availability for sale, of substantial amounts of the Common Stock in the public market. The 2,875,000 shares sold in the initial public offering are, and the shares to be issued pursuant to a future shelf registration will be, freely tradable unless acquired by affiliates of the Company.

         As of March 25, 1998, the holders of Common Stock who did not purchase shares on the open market own 7,476,991 shares of Common Stock, including (i) the sellers of the Operating Companies who received, in the aggregate, 4,992,490 shares in connection with such acquisitions and (ii) management and founders of the Company who own 2,484,501 shares. These shares have not been registered under the Securities Act and, therefore, may not be sold unless registered under the Securities Act or sold pursuant to an exemption from registration, such as the exemption provided by Rule 144. Holders of 5,906,726 of such shares have agreed with the Company not to sell, transfer or otherwise dispose of any of these shares for one year following consummation of the initial public offering (until July 28, 1998) and have certain demand registration rights beginning two years after the initial public offering and certain piggyback registration rights with respect to these shares. Holders of 1,351,704 of such shares have certain demand registration rights with respect to the registration of such shares on a shelf registration statement, which may be filed during the second quarter of 1998.

         The Company expects to register additional shares of its Common Stock under the Securities Act for use by the Company as consideration for recent and future acquisitions. Upon issuance, those shares will generally be freely tradable, unless the resale thereof is contractually restricted. When possible, the Company will seek restrictions on the shares issued as consideration for future acquisitions that are at least as restrictive as those described in the preceding paragraph, however, such restrictions may not be available in certain cases, such as transactions accounted for using the pooling of interests method of accounting.

         POSSIBLE VOLATILITY OF STOCK PRICE. Prior to the initial public offering, there was no public market for the Common Stock, and, although a public market has now been developed, there can be no assurance that the public market for the Common Stock will be active or continue. The market price of the Common Stock may be subject to significant fluctuations in response to numerous factors, including variations in the annual or quarterly financial results of the Company or its competitors, changes by financial research analysts in their estimates of the earnings of the Company or the failure of the Company to meet such estimates, conditions in the economy in general or in the travel industry in particular, unfavorable publicity or changes in applicable laws and regulations (or judicial or administrative interpretations thereof) affecting the Company or the travel service industry. From time to time, the stock market experiences significant price and volume volatility, which may affect the market price of the Common Stock for reasons unrelated to the Company's performance.

         ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS. The Board of Directors of the Company is authorized to issue preferred stock in one or more series without stockholder action. The Board of Directors of the Company serve staggered terms. The existence of this "blank-check" preferred stock and the staggered Board of Directors could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. Certain provisions of the Delaware General Corporation Law may also discourage takeover attempts that have not been approved by the Board of Directors.

ITEM 2. PROPERTIES

         As of December 31, 1997, the Company had 25 office facilities, two of which it owns and 23 of which are leased. The Company believes that its facilities are adequate for the near term. As the Company continues to implement its growth strategy, certain changes are expected, such as combinations of facilities, expansion of other facilities, and the implementation of new call centers or shared services centers. The Company's facilities are set forth below:

                                                                OWNED/      EXPIRATION        SQUARE      ANNUAL
COMPANY                       LOCATION                          LEASED         DATE            FEET        RENT
--------------------------------------------------------------------------------------------------------------------
Auto Europe                   Portland, ME                       Owned            --           38,000         --
AutoNet International         Delray Beach, FL                Leased (1)          --               --         --
Cruise Fairs of America       Los Angeles, CA                   Leased       1/31/99            4,758   $123,000
CruiseOne                     Deerfield Beach, FL               Leased       9/30/00            4,316     70,500
Cruises Inc.                  Syracuse, NY                      Leased       2/28/06           10,600    168,000
Cruises Only                  Orlando, FL                        Owned            --           37,600         --
Cruise World                  Wilton, CT                        Leased       10/31/02           2,600     36,000
Cruise World                  Fresh Meadows, NY                 Leased       9/30/07            1,000     17,000
Cruise World                  Rockville Center, NY              Leased       4/30/07            1,500     20,000
Cruise World                  Huntington, NY                    Leased       9/30/00            1,000     22,000
Cruise World                  Westbury, NY                      Leased       1/31/99            1,135     22,000
Cruise World                  Briarcliff Manor, NJ              Leased       3/31/02            2,300     29,000
Cruise World                  Morristown, NJ                    Leased       11/30/00           1,404     18,000
Cruise World                  Ridgewood, NJ                     Leased       12/31/97(2)          900     16,000
D-FW Tours                    Dallas, TX                        Leased       7/31/98           12,443    143,000
Diplomat Tours                Sacramento, CA                    Leased       8/31/99            6,000    107,000
Gold Coast Cruises            North Miami, FL                   Leased       8/31/12           13,000    150,000
Ship `N' Shore                Englewood, FL                     Leased       11/20/02           7,214     90,000
Ship `N' Shore                Anchorage, Alaska                 Leased       5/30/97(2)           900     16,000
Ship `N' Shore                Williamsville,NY                  Leased       7/31/01            1,000     15,000
Ship `N' Shore                Fort Myers, FL                    Leased       2/28/00            1,500     13,500
Ship `N' Shore                Longboat Key, FL                  Leased       8/31/00              964     12,000
Ship `N' Shore                Anchorage, Alaska                 Leased       5/8/98             1,250     16,000
Travel 800                    San Diego, CA                     Leased       7/31/98           12,800    139,000
Travel Services
  International               Delray Beach, FL                  Leased       1/19/03            7,426     74,000

------------------------
(1)      Contained within the Company's corporate headquarters.
(2) Location continues to be occupied on a month-to-month basis, with the consent of the landlord.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various legal claims and actions arising in the ordinary course of business. The Company believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "TRVL." The following table sets forth the high and low closing prices for each quarter (or partial quarter) in 1997 and 1998, as quoted on The Nasdaq Stock Market:

                                                    HIGH               LOW
                                                    ----               ---
                     1997
        Third Quarter (from July 22, 1997)         25 5/8            19 5/8
        Fourth Quarter                             26                19 1/2

                     1998
        First Quarter (through March 25, 1998)     31 1/4            18

         The closing price of the Company's Common Stock , as reported by The Nasdaq Stock Market, on March 25, 1998 was $31.25. The approximate number of record holders of the Common Stock as of March 25, 1998 was 113. The Company believes that a larger number of beneficial owners hold such shares in depository or nominee form.

         The Company intends to retain all of its earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. In addition, the Company's line of credit includes restrictions on the ability of the Company to pay cash dividends without the consent of the lender.

       The following is certain information concerning all sales of securities by the Company during the year ended December 31, 1997 that were not registered under the Securities Act:

       (a) Travel Services International, Inc. was organized in April 1996 and issued 100 and 200 shares of its Common Stock to its Founders, Capstone Partners LLC and Alpine Consolidated, LLC, respectively, at a per share price of $.01. The offer and sale of these shares was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof because, among other things, the offers and sales were made to a small number of sophisticated investors who had access to information about the Company and were able to bear the risk of loss of their investment. On May 14, 1997, the number of these shares were increased by a 5,444.45 to one stock split.

       (b) During the first quarter of 1997, 851,166 shares of Common Stock were issued to persons who were to become officers, directors, key employees, or holders of more than 5% of the stock of the Company at a per share price of $.01. The offers and sales of these shares were exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof because, among other things, the offers and sales were made to a small number of sophisticated investors or executive officers or directors of the Company who had access to the information about the Company and were able to bear the risk of loss of their investment.

       (c) In July 1997, the Company issued the following shares in connection with the acquisition of the five Founding Companies: 333,334 shares in connection with the acquisition of Cruises, Inc.; 908,334 shares in connection with the acquisition of Cruises Only; 1,083,334 shares in connection with the acquisition of Auto Europe; 902,778 shares in connection with the acquisition of Travel 800; and 194,445 shares in connection with the acquisition of D-FW Tours.

       The offers and sales of these shares were exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof because, among other things, the offers and sales were made to a small number of sophisticated investors or directors of the Company who had access to the information about the Company and were able to bear the risk of loss of their investment.

      (d) In November 1997, the Company issued the following shares in connection with the acquisitions of the following four Operating Companies and Trax Software, Inc.: 328,492 shares in connection with the acquisition of CruiseOne; 326,704 shares in connection with the acquisition of CruiseWorld; 471,508 shares in connection with the acquisition of Ship `N' Shore; 225,000 shares in connection with the acquisition of Cruise Fairs; and 32,985 shares in connection with the acquisition of Trax.

       The offers and sales of these shares were exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof because the offers and sales were made to sophisticated investors who had access to the information about the Company and were able to bear the risk of loss of their investment.

ITEM 6. SELECTED FINANCIAL DATA

         On July 28, 1997, the Company consummated its initial public offering (the "Offering") and the combinations of five Founding Companies (the "Combinations"). For accounting purposes, Auto Europe, one of the Founding Companies, was designated as the "accounting acquiror." The other four Founding Companies were accounted for using the purchase method of accounting. In November 1997, the Company acquired four other operating companies under transactions accounted for using the pooling of interests method of accounting (the "Pooling Acquisitions"). Accordingly, the historical financial data for each year presented represent those of Auto Europe and the Pooling Acquisitions, and include the operations of the other four Founding Companies and the Company only since July 28, 1997.

         Pro forma combined results of operations and pro forma diluted earnings per share for the Company are presented which give effect to the results of the Company combined with all the Founding Companies as if the Combinations had occurred at the beginning of each respective year, along with certain adjustments associated with the Combinations and the Pooling Acquisitions which are described below. The pro forma financial data have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Founding Companies been under common control prior to the Combinations, or which may result in the future.

         The historical financial data of the Company as of December 31, 1996 and 1997 and for each of the five years ending December 31, 1993, 1994, 1995, 1996, and 1997 have been derived from the audited consolidated financial statements of the Company included elsewhere herein and from the Company's Registration Statement dated July 22, 1997. The historical financial data for the years ended December 31, 1993 and 1994 represent those of Auto Europe, as those of the Pooling Acquisitions are not material to the results of operations. The information contained in these tables should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

PRO FORMA COMBINED (1):

STATEMENTS OF OPERATIONS DATA:
(in thousands, except share and per share data)                         YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                 1995            1996             1997
                                                                 ----            ----             ----
Net revenues                                                   $52,660          $62,073         $78,730
Operating expenses                                              31,569           39,444          48,262
                                                               -------          -------         -------
Gross profit                                                    21,091           22,629          30,468
General and administrative expenses                             13,847           13,325          17,449
Goodwill amortization                                            1,234            1,234           1,234
                                                               -------          -------         -------
Income from operations                                           6,010            8,070          11,785
Other expense, net                                                (175)            (356)           (154)
                                                               -------          -------         -------
Income before provision for income taxes                         5,835            7,714          11,631
Provision for income taxes                                       2,451            3,240           4,885
                                                               -------          -------         -------
Pro forma net income                                          $  3,384          $ 4,474         $ 6,746
                                                              ========          =======         =======
Per Share Data:
Pro forma diluted earnings per share                        $      .33        $     .44       $     .66
                                                            ==========        =========       =========
Shares used in computing pro forma
  diluted earnings per share                                10,133,430       10,133,430      10,277,335
                                                            ==========       ==========      ==========

-----------------------
(1) The pro forma combined financial data includes the results of the Company and each Founding Company as if the Combinations had occurred at the beginning of each respective year, along with certain adjustments associated with the Pooling Acquisitions. The pro forma results include the effects of: (i) the Combinations; (ii) non-recognition of the non-recurring, non-cash compensation charge of $7.1 million recorded by the Company in February 1997 related to Common Stock issued to founders and management of the Company; (iii) amortization of goodwill resulting from the Combinations; (iv) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies and the Pooling Acquisitions, to which such persons have agreed prospectively ("Compensation Differential"); (v) reversal of acquisition costs associated with Pooling Acquisitions; and (vi) provision for income taxes as if pro forma income was subject to corporate federal and state income taxes during the periods.

HISTORICAL:

STATEMENTS OF OPERATIONS DATA:
(in thousands, except share
and per share data)                                                  YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------------------
                                                     1993           1994           1995            1996           1997
                                                     ----           ----           ----            ----           ----
Net revenues                                       $12,208        $17,156        $30,024         $35,776        $58,387
Operating expenses                                   8,469         11,101         19,079          24,034         36,969
                                                   -------        -------        -------         -------        -------
Gross profit                                         3,739          6,055         10,945          11,742         21,418
General and administrative expenses                  3,986          6,276         10,534          11,139         16,842
Goodwill amortization                                    -              -              -               -            514
                                                   -------        -------        -------         -------        -------
Operating income                                      (247)          (221)           411             603          4,062
Other expense, net                                    ( 19)           (28)          ( 43)           (186)           (83)
                                                   -------        -------        -------         -------        -------
Income before provision for taxes                     (266)          (249)           368             417          3,979
Provision for income taxes                               0              0            147             167            852
                                                   -------        -------        -------         -------        -------
Net income                                       $   (266)       $   (249)     $     221        $    250       $  3,127
                                                 =========       ========     ==========        ========       ========
Per Share Data:
Basic earnings per share                         $   (.11)       $   (.10)     $     .09        $    .10       $    .55
                                                 =========       =========     =========        ========       ========
Diluted earnings per share                       $   (.11)       $   (.10)     $     .09        $    .10       $    .53
                                                 =========       =========     =========        ========       ========
Shares used in computing basic
   earnings per share                            2,435,038      2,435,038      2,435,038       2,435,038      5,730,832
                                                 =========      =========  =   =========       =========      =========
Shares used in computing
  diluted earnings per share                     2,435,038      2,435,038      2,435,038       2,435,038      5,869,814
                                                 =========      =========      =========       =========      =========


BALANCE SHEET DATA (in thousands):                                                                DECEMBER 31,
                                                                                          ------------------------------
                                                                                               1996           1997
                                                                                               ----           ----
Working capital (deficit)                                                                 $   (5,224)         $   1,286
Total assets                                                                              $   11,093          $  67,609
Long-term debt                                                                            $    2,272          $   4,129
Stockholders' equity                                                                      $      290          $  50,579

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and related Notes thereto appearing elsewhere herein.

INTRODUCTION

         The Company was established to create a leading specialized distributor of leisure travel services to both travel agents and travelers. All of the Operating Companies (including five Founding Companies acquired in July 1997 concurrently with the consummation of the Company's initial public offering) are specialized distributors of travel services, providing airline, cruise or European auto rental reservations. For accounting purposes, Auto Europe, one of the Founding Companies, was designated as the "accounting acquiror." The other four Founding Companies were accounted for using the purchase method of accounting; goodwill of $41.4 million was recorded which is being amortized over 35 years. The Company also acquired four specialized distributors of cruises in November 1997 which were accounted for using the pooling of interests method of accounting (the "Pooling Acquisitions"). Accordingly, the historical financial statements for each year presented represent those of Auto Europe and the Pooling Acquisitions, and include the balances and transactions of the other four Founding Companies and the Company only since July 28, 1997. Therefore, pro forma combined results of operations for the Company are also presented which give effect to the results of the Company combined with all the Founding Companies as if the Combinations had occurred at the beginning of each respective year, along with certain adjustments associated with the Combinations and the Pooling Acquisitions.

         The Company's revenue is derived primarily from the sale of travel related services, including airline tickets, cruise berths and auto rentals. The Company does not record the total gross amounts of the travel services sold to consumers and travel agents. Net revenues recorded by the Company include commissions and markups on travel services, volume bonuses and override commissions from travel service providers, processing and delivery fees, and franchise fees. The Company records net revenues when earned, which for auto rentals and airline tickets is at the time a reservation is booked and ticketed and for cruise bookings is when the customer is no longer entitled to a full refund of the cost of the cruise, which is generally 45 to 90 days prior to the sailing date. The Company provides an allowance for cancellations, reservation changes and currency exchange guarantees which is based on historical experience.

         Operating expenses include compensation of sales and sales support personnel, commissions, credit card merchant fees, telecommunications, mail, courier, marketing and other expenses that vary with revenues. Commissions to travel agents are typically based on a percentage of the gross amount of the travel services sold. The Company's sales personnel are compensated either on an hourly basis, a commission basis or a combination of the two, with the vast majority of agents receiving a substantial portion of their compensation based on sales generated. The Company's independent contractors selling cruises receive a portion of the commissions earned by the Company. Conversely, the Company receives a portion of commissions earned by its franchisees selling cruises.

         General and administrative expenses include compensation and benefits to management and administrative employees, fees for professional services, rent, information services, depreciation, travel and entertainment, office services, and other overhead costs.

         Prior to the Combinations, the stockholders of Auto Europe elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, Auto Europe was not subject to taxation for federal purposes. Under S Corporation status, stockholders report their share of taxable earnings or losses in their personal tax returns. Auto Europe recorded a deferred tax asset and a corresponding reduction of income tax expense of approximately $543,000 on July 28, 1997, representing net deferred taxes at that date which were not previously recorded because of Auto Europe's previous status under Subchapter S of the Internal Revenue Code.

         The Company's business and growth strategies encompass many components, including providing extensive expertise in specific travel segments and high levels of customer service, embracing multiple selling models and distribution channels, implementing cross selling opportunities across travel segments, pursuing an aggressive acquisition program, and implementing state-of-the-art technology infrastructure. The Company believes there are also opportunities to reduce costs in the future in the areas of telecommunications, advertising and marketing, mail and courier, insurance and credit card merchant fees.

RESULTS OF OPERATIONS  - PRO FORMA COMBINED

         Pro forma combined results of operations are presented which give effect to the results of the Company combined with all the Founding Companies as if the Combinations had occurred at the beginning of each respective year, along with certain adjustments associated with the Combinations and the Pooling Acquisitions. The pro forma combined results of operations include the effects of: (i) the Combinations; (ii) non-recognition of the non-recurring, non-cash compensation charge of $7.1 million recorded by the Company in 1997 related to Common Stock issued to founders and management of the Company; (iii) amortization of goodwill resulting from the Combinations; (iv) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies and the Pooling Acquisitions, to which such persons have agreed prospectively ("Compensation Differential"); (v) pro forma acquisition costs associated with Pooling Acquisitions; and (vi) provision for income taxes as if pro forma income was subject to corporate federal and state income taxes during the periods.

         These pro forma combined results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Founding Companies been under common control prior to the Combinations, or which may result in the future.

         The following table sets forth, for 1995, 1996, and 1997, certain items derived from the Company's Pro Forma Combined Statement of Selected Financial Data expressed as a percentage of net revenues.

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                 1995         1996          1997
                                                                 ----         ----          ----
           Net revenues                                         100.0%       100.0%        100.0%
           Operating expenses                                    59.9         63.5          61.3
                                                                 ----         ----          ----
           Gross profit                                          40.1         36.5          38.7
           General and administrative expenses,
             excluding goodwill                                  26.3         21.5          22.2

1997 COMPARED TO 1996

         Combined net revenues increased $16.6 million, or 26.8%, from $62.1 million in 1996 to $78.7 million in 1997. This increase is attributable to increases in average revenue per transaction in the airline, auto rental and cruise reservations segments as well as increased volumes of travel services sold in each segment. Average net revenues per transaction increased 1.9%, 7.3% and 6.6% from 1996 to 1997 in the airline, auto rental and cruise segments, respectively. From 1996 to 1997, airline reservations increased from 223,000 to 274,000 (22.9%), auto rental reservations increased from 208,000 to 259,000 (24.5%), and cruise reservations increased from 179,000 to 208,000 (16.2%). In 1997, 19.65%, 41.49% and 38.86% of net revenues were generated in the airline, auto rental and cruise segments, respectively, compared to 19.1%, 41.4%, and 39.5% in 1996.

         Combined operating expenses increased $8.9 million, or 22.5%, from $39.4 million in 1996 to $48.3 million in 1997. Approximately 67.5% and 68.7% of operating expenses in 1996 and 1997, respectively, are for salaries and benefits and for commissions to travel agencies, independent contractors and employees. As a percentage of net revenues, total operating expenses decreased from 63.5% in 1996 to 61.3% in 1997. Several types of operating expenses, including salaries and commission expenses, telecommunications, mail and courier and marketing, decreased as a percentage of net revenues by less than 1%, while credit card transaction fees increased marginally as a percentage of net revenues. One of the Operating Companies experienced unanticipated problems with call center software installed as part of a new telephone system which negatively affected net revenues in 1996; the system was replaced in July 1996.

         Combined general and administrative expenses increased $4.1 million, or 30.9%, from $13.3 million in 1996 to $17.4 million in 1997, and were 21.5% and 22.2%, respectively, of net revenues. In 1997, general and administrative expenses approximating two percent of net revenues were for expenses associated with being a public company and additional corporate overhead at the Company's headquarters which did not exist prior to the Offering.

1996 COMPARED TO 1995

         Combined net revenues increased $9.4 million, or 17.9%, from $52.7 million in 1995 to $62.1 million in 1996. This increase is primarily attributable to increases in volumes of travel services sold in the airline, auto rental and cruise reservations segments.

         Combined operating expenses increased $7.9 million, or 24.9%, from $31.6 million in 1995 to $39.4 million in 1996. As a percentage of net revenues, total operating expenses increased from 59.9% in 1996 to 63.5% in 1996, primarily due to higher commission expenses as a percentage of net revenues at Auto Europe. These higher commissions did not impact the average revenue per car (after commissions) recognized by Auto Europe, but resulted in higher commission expense as a percentage of net revenue.

         Combined general and administrative expenses decreased $522,000, or 3.8%, from $13.8 million in 1995 to $13.3 million in 1996, and were 26.3% and 21.5%, respectively, of net revenues. Decreases were primarily the result of spreading overhead costs over a larger revenue base in 1996 and non-recurring legal expenses incurred in 1995.

RESULTS OF OPERATIONS  - HISTORICAL

         The following table sets forth, for 1995, 1996 and 1997, certain items derived from the Company's Consolidated Historical Statements of Operations Selected Financial Data expressed as a percentage of net revenues.

                                                                     YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                 1995         1996          1997
                                                                 ----         ----          ----
           Net revenues                                         100.0%       100.0%        100.0%
           Operating expenses                                    63.5         67.2          63.3
                                                                 ----         ----          ----
           Gross profit                                          36.5         32.8          36.7
           General and administrative expenses,
             excluding goodwill                                  35.1         31.1          28.8

1997 COMPARED TO 1996

         Net revenues increased $22.6 million, or 63.1%, from $35.8 million in 1996 to $58.4 million in 1997. This increase is primarily attributable to a 27.0% increase in net revenues from auto rental reservations and a 19.7% increase in cruise net revenues of the Pooling Acquisitions, as well as the Combinations of the other four Founding Companies on July 28, 1997.

         Operating expenses increased $13.0 million, or 54.2%, from $24.0 million in 1996 to $37.0 million in 1997. As a percentage of net revenues, total operating expenses decreased from 67.2% in 1996 to 63.3% in 1997, primarily due to lower salaries and commission expenses as a percentage of net revenues at Auto Europe, and also because operating expenses of Pooling Acquisitions and the four other Founding Companies are lower as a percentage of net revenues than at Auto Europe.

         General and administrative expenses increased $5.7 million, or 51.4%, from $11.1 million in 1996 to $16.8 million in 1997, and were 31.1% and 28.8%, respectively, of net revenues. This decrease as a percentage of net revenues was the result of Pooling Acquisitions and the four other Founding Companies generally having lower general and administrative expenses as a percentage of net revenues than Auto Europe, and the result of expenses associated with being a public company and corporate overhead which did not exist prior to the Offering.

1996 COMPARED TO 1995

         Net revenues increased $5.8 million, or 19.3%, from $30.0 million in 1995 to $35.8 in 1996. This increase is attributable to a 17.3% and a 24.1% increase in net revenues from car rental reservations and cruise reservations, respectively.

         Operating expenses increased $4.9 million, or 25.7%, from $19.1 million in 1995 to $24.0 million in 1996. As a percentage of net revenues, total operating expenses increased from 63.5% in 1995 to 67.2% in 1996, primarily due to higher salaries and commission expenses as a percentage of net revenues at Auto Europe. These higher commissions did not impact the average revenue per car (after commissions) recognized by Auto Europe, but resulted in higher commission expense as a percentage of net revenue.

         General and administrative expenses increased $605,000, or 5.8%, from $10.5 million in 1995 to $11.1 million in 1996, and were 35.1% and 31.1%, respectively, of net revenues. This decrease as a percentage of net revenues was the result of spreading overhead costs over a larger revenue base in 1996.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL TRANSACTIONS

         During the year ended December 31, 1997, net cash provided by operating activities of the Company was approximately $3.1 million. Capital expenditures were $2.9 million and net repayment of debt was $3.7 million, including short-term debt repayments of $2.3 million. Capital distributions by the Company totaled $5.1 million during the year ended December 31, 1997, which includes $5 million consideration paid to the former stockholder of Auto Europe, the accounting acquiror. Cash pledged for a mortgage and notes payable was $3 million.

         On a pro forma combined basis, during the year ended December 31, 1997, pro forma net cash provided by operating activities of the Company was $8.2 million.

         The Company believes that its capital resources are adequate in the near term. In the long term the Company may need to increase its capital resources by obtaining additional credit and by initiating a secondary offering of its capital stock.

OFFERING AND COMBINATIONS

         On July 22, 1997, the Company's Registration Statement on Form S-1 was declared effective. On July 28, 1997, the Company consummated its initial public offering of its common stock, and simultaneously consummated the combinations of the five Founding Companies. As a result of the Combinations, the Company acquired the outstanding capital stock of Cruises Inc., D-FW Tours, Inc., and D-FW Travel Arrangements, Inc., and acquired substantially all of the assets of Auto Europe, Inc. (Maine), Cruises Only, Inc and 800-Ideas, Inc.

         On July 28, 1997, the Company issued an aggregate of 6,297,225 shares of Common Stock in connection with the Combinations (3,422,225 shares) and the Offering (2,875,000 shares). Shares issued in connection with the Offering were sold to the public at $14.00 per share. The net proceeds to the Company from the Offering (after deducting underwriting discounts, commissions and estimated offering expenses) were approximately $33.2 million. Of this amount, $29.1 million represents the cash portion of the purchase price relating to the Combinations (including $5 million paid to the former stockholder of Auto Europe, the accounting acquiror, and working capital adjustments and estimated reimbursements to stockholders of three of the Founding Companies that had elected S Corporation status under the Internal Revenue Code for certain taxes that will be incurred by them in connection with the Combinations). Of the remaining $4.1 million, $1.6 million has been used for general corporate purposes.

CREDIT FACILITY

         On October 15, 1997, the Company entered into a credit agreement (the "Credit Agreement") with NationsBank, N.A. with respect to a $20 million revolving line of credit (the "Credit Facility") and a term loan facility of approximately $2 million (the "Term Loan"). The Credit Facility may be used for letters of credit not to exceed $2 million, acquisitions, capital expenditures, refinancing of subsidiaries' debt and for general corporate purposes. The Credit Agreement requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. At December 31, 1997, the Company was in compliance with applicable loan covenants. Interest on outstanding balances of the Credit Facility are computed based on the Eurodollar Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios. Availability fees of 25 basis points per annum payable on the unused portion of the Credit Facility and a facility fee are paid equal to 5/8 of one percent of the aggregate principal balance on the Term Loan. The Credit Facility has a three-year term and is secured by substantially all the assets of the Company, including the stock and membership interests in the Founding Companies and any future material subsidiaries, as defined. The Company, each Founding Company and all other current and future material subsidiaries are required to guarantee repayment of all amounts due under the Credit Facility. The Credit Agreement requires the Company to secure an interest rate hedge on fifty percent of the outstanding principal amount borrowed under the Credit Facility and one hundred percent of the outstanding balance on the Term Loan. The Term Loan is to be used to refinance the mortgage note payable to Barnett Bank.

         On March 27, 1998, the Company received a commitment from NationsBank to increase the credit facility to $30 million, of which up to $3 million can be used for letters of credit. As of March 27, 1998, outstanding borrowings under the Credit Facility totaled $8.6 million. The Credit Agreement requires the Company to secure an interest rate hedge on fifty percent of the outstanding principal amount borrowed under the Credit Facility. On March 17, 1998, the Company entered into an interest rate swap hedge agreement with NationsBank, N.A. with a fixed rate of 5.98% and a maturity date of October 15, 2001, covering $4.3 million of outstanding debt under the Credit Facility.

ACQUISITIONS

         On November 19, 1997, the Company completed the acquisitions of all of the outstanding capital stock of CruiseOne, Inc., Cruise World, Inc., and The Anthony Dean Corporation. The aggregate consideration paid for these acquisitions was 880,196 shares of common stock. On November 21, 1997, the Company completed the acquisitions of all of the outstanding capital stock of Ship `N' Shore Cruises, Inc., Cruise Time, Inc., SNS Coachline, Inc., Cruise Mart, Inc. and SNS Travel Marketing, Inc. The aggregate consideration paid for these acquisitions was 471,508 shares of common stock. These November 1997 acquisitions (collectively, the "Pooling Acquisitions") are accounted for using the pooling of interests method of accounting and, accordingly, the consolidated financial statements for the periods presented have been restated to include the Pooling Acquisitions.

         On December 2, 1997, the Company completed the acquisition of all of the outstanding capital stock of Trax Software, Inc. ("Trax"). The aggregate consideration paid was 32,985 of common stock. Trax developed software products designed for specialized distributors of leisure travel services. This software is the foundation of the reservations booking functionality of the Company's integrated selling, service, product development and customer information systems now under development. The acquisition is accounted for using the purchase method of accounting. Accordingly, the operations of Trax have been included in the accompanying consolidated financial statements from the date of acquisition. The historical operations of Trax when compared to the historical operations of the Company are not significant.

         On January 20, 1998, the Company completed the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Diplomat Tours, Inc. and International Airline Corporation (collectively, "Diplomat"). The aggregate consideration paid for Diplomat consisted of 21,821 shares of common stock and $2.1 million in cash. Diplomat is a specialized distributor of international airline reservations. The acquisition is accounted for using the purchase method of accounting. The historical operations of Diplomat when compared to the historical operations of the Company are not significant.

         On February 9, 1998, the Company completed the acquisition of all of the outstanding capital stock of Gold Coast Travel Agency Corporation, Inc. ("Gold Coast"). The aggregate consideration paid for Gold Coast consisted of 163,775 shares of common stock and $6.25 million in cash and $500,000 in contingent consideration (based upon performance in the 1998 fiscal year). Gold Coast is a specialized distributor of cruise reservations. The acquisition is accounted for as a purchase. The historical operations of Gold Coast when compared to the historical operations of the Company are not significant.

         The Company has entered into a definitive agreement to acquire all the outstanding capital stock of Cruise Masters, Inc., a California corporation, pursuant to a Stock Purchase Agreement dated as of March 25, 1998. The aggregate consideration is valued at $4.3 million, all of which will be paid in shares of common stock of the Company. The acquisition is expected to be accounted for using the pooling of interests method of accounting.

TECHNOLOGY

         The Company's Universal architecture strategy consists of two key components: the Universal Agent and the Universal Manager. The Universal Agent applications are being designed to streamline and enhance the selling process. The design of these applications permits simultaneous access to multiple source systems, including the Company's own database of preferred rates and fares, and central reservation systems that hold inventory, such as SABRE, Amadeus and Apollo. The Company is also pursuing opportunities to gain direct access to inventories of travel providers. The acquisition of TRAX in November, 1997, provided the Company with a significant jump-start on the design of the Universal Agent applications, through the logic contained within the TRAX software and by leveraging the in-depth industry knowledge of the TRAX developers who joined the Company. The Universal Manager applications will provide the tools necessary to allow the Company to consolidate back-office processes, including customer service ticketing and fulfillment, and accounting. Another key element to the Company's technology strategy is investment in database management tools and infrastructure, including data warehousing tools to facilitate management reporting and decision support activities. The customer information database is at the center of this effort. The Company believes that its customer information database will be the most comprehensive in the leisure travel industry, thus affording the Company the opportunity to be more proactive and creative than its competitors in its marketing, sales and customer service efforts.

         The Company believes that aggregate costs to develop the Universal Agent and the Universal Manager will be approximately $12-$15 million over the next three years.

         The technology systems being used currently at the Company's headquarters are Year 2000 compliant, and new systems currently under development by the Company are working with compliant standards. An assessment of the Year 2000 readiness of the technology currently being used in the Operating Companies has not yet been completed, and the Company cannot make any assurances with respect to such readiness at this time and cannot quantify the costs, if any, to bring the Operating Companies into compliance. The assessment being conducted by the Company, includes inquiries of management and certification requests from hardware and software vendors. New systems under development by the Company are expected to replace some of the older software applications currently in use at certain Operating Companies. There can be no assurance, however, that such replacements will be made or will be made on time.

SEASONALITY AND QUARTERLY FLUCTUATIONS

         The domestic and international leisure travel industry is extremely seasonal. The results of the Operating Companies have been subject to quarterly fluctuations caused primarily by the seasonal variations in the travel industry, especially the leisure travel segment. Net revenues and operating income of Auto Europe are generally higher in the first and second quarters and net revenues and operating income of the remaining Operating Companies are generally higher in the second and third quarters. The Company expects this seasonality to continue in the future on a combined basis. Three of the Operating Companies experienced an operating loss in the fourth quarter of 1997. Operating Companies may experience quarterly losses in the future.

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

         The Company believes that the commission caps implemented by major airlines in 1997 will have limited effect on the Company's financial position. The Company has a diversified product line with commissions on international and domestic airline ticket reservations representing less than 20% of combined net revenues. Furthermore, none of the Company's international and only a minority of its domestic airline ticket reservation commissions are based on retail commission rates paid by airlines to traditional travel agents.

NEW ACCOUNTING PRONOUNCEMENTS

         The Company implemented several new accounting pronouncements and standards in 1997. Pursuant to AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" the Company has begun to capitalize certain direct costs related to strategic systems development projects; $185,000 was capitalized in 1997. In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the fair value method of accounting for stock-based compensation plans for non-employees was used, while the intrinsic value method continues to be used for stock options issued to employees. The Company also adopted SFAS No. 128, "Earnings Per Share." Basic earnings per common share calculations are determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents (options) outstanding.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No, 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

         In June 1997, the FASB issued Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will have no impact on consolidated results of operations, financial position or cash flow.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA; INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       TRAVEL SERVICES INTERNATIONAL, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 PAGE

TRAVEL SERVICES INTERNATIONAL, INC.:
   Report of Independent Certified Public Accountants............................................26
   Consolidated Balance Sheets as of December 31, 1996 and 1997..................................27
   Consolidated Statements of Income for the Years Ended December 31,
      1995, 1996 and 1997........................................................................28
   Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
      December 31, 1995, 1996 and 1997...........................................................29
   Consolidated Statements of Cash Flows for the Years Ended December 31,
      1995, 1996 and 1997........................................................................30
   Notes to Consolidated Financial Statements....................................................31
   Schedule II - Valuation and Qualifying Accounts...............................................45

CRUISES ONLY, INC.:
   Report of Independent Public Accountants......................................................46
   Balance Sheet as of July 27, 1997.............................................................47
   Statement of Income for the Seven-Month Period Ended July 27, 1997............................48
   Statement of Changes in Stockholders' Deficit for the Seven-Month
      Period Ended July 27, 1997.................................................................49
   Statement of Cash Flows for the Seven-Month Period ended July 27, 1997........................50
   Notes to Financial Statements.................................................................51

800-IDEAS, INC.:
   Report of Independent Public Accountants......................................................55
   Balance Sheet as of July 27, 1997.............................................................56
   Statement of Income for the Seven-Month Period Ended July 27, 1997............................57
   Statement of Changes in Stockholders' Equity for the Seven-Month
      Period Ended July 27, 1997.................................................................58
   Statement of Cash Flows for the Seven-Month Period ended July 27, 1997........................59
   Notes to Financial Statements.................................................................60

CRUISES INC.:
   Report of Independent Public Accountants......................................................63
   Balance Sheet as of July 27, 1997.............................................................64
   Statement of Income for the Seven-Month Period Ended July 27, 1997............................65
   Statement of Changes in Stockholders' Equity for the Seven-Month
      Period Ended July 27, 1997.................................................................66
   Statement of Cash Flows for the Seven-Month Period ended July 27, 1997........................67
   Notes to Financial Statements.................................................................68

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Travel Services International, Inc.:

We have audited the accompanying consolidated balance sheets of Travel Services International, Inc., and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travel Services International, Inc., and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/S/ ARTHUR ANDERSEN LLP
-----------------------
    ARTHUR ANDERSEN LLP

West Palm Beach, Florida
                February 13, 1998 (except with respect to the matters discussed in Note 15, as to which the date is March 27, 1998).

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997

                                                                                 DECEMBER 31,
                                                                    -------------------------------------
                                                                        1996                    1997
                                                                    -----------------  ------------------
                                         ASSETS
Current Assets:
  Cash and cash equivalents                                             $    921,000        $  7,270,000
  Accounts receivables, net                                                1,028,000           4,361,000
  Receivables and notes from affiliates and employees                        566,000             605,000
  Prepaid expenses                                                           718,000             842,000
  Deferred income taxes                                                            -             773,000
  Other current assets                                                        69,000             200,000
                                                                    -----------------  ------------------
     Total current assets                                                  3,302,000          14,051,000

Property and equipment, net                                                5,468,000          11,194,000
Goodwill, net                                                                      -          41,701,000
Other assets                                                               2,323,000             663,000

                                                                    -----------------  ------------------
     Total assets                                                       $ 11,093,000        $ 67,609,000
                                                                    =================  ==================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                     $  2,309,000        $    433,000
  Due to affiliates                                                          300,000             478,000
  Trade payables and accrued expenses                                      5,917,000          11,854,000
                                                                    -----------------  ------------------
     Total current liabilities                                             8,526,000          12,765,000

Long-term debt, net of current portion                                     2,272,000           4,129,000
Deferred income and other long-term liabilities                                5,000             136,000

Commitments and contingencies (note 14)

Stockholders' Equity:
  Preferred stock, $0.01 par value;  1,000,000 shares authorized;
    none outstanding                                                               -                   -
  Common stock, $0.01 par value;  50,000,000 shares authorized;
    2,435,038 and 10,166,415 shares outstanding, respectively                 24,000             101,000
  Additional paid-in capital                                                 440,000          47,993,000
  Retained earnings (deficit)                                               (174,000)          2,485,000
                                                                    -----------------  ------------------
     Total stockholders' equity                                              290,000          50,579,000
                                                                    -----------------  ------------------
     Total liabilities and stockholders' equity                         $ 11,093,000        $ 67,609,000
                                                                    =================  ==================


The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                         YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                             1995                 1996                 1997
                                                       -----------------    -----------------    ------------------
Net revenues                                           $     30,024,000     $     35,776,000     $      58,387,000
Operating expenses                                           19,079,000           24,034,000            36,969,000
                                                       -----------------    -----------------    ------------------
     Gross profit                                            10,945,000           11,742,000            21,418,000

General and administrative expenses                          10,534,000           11,139,000            16,842,000
Goodwill amortization                                                 -                    -               514,000
                                                       -----------------    -----------------    ------------------
     Income from operations                                     411,000              603,000             4,062,000

Other income (expense):
Interest income                                                  49,000              113,000               295,000
Interest expense                                                (91,000)            (287,000)             (426,000)
Other, net                                                       (1,000)             (12,000)               48,000
                                                       -----------------    -----------------    ------------------
     Total other income (expense)                               (43,000)            (186,000)              (83,000)
                                                       -----------------    -----------------    ------------------

     Income before provision for income taxes                   368,000              417,000             3,979,000

Provision for income taxes                                      147,000              167,000               852,000
                                                       -----------------    -----------------    ------------------
     Net income                                        $        221,000     $        250,000     $       3,127,000
                                                       =================    =================    ==================


HISTORICAL:
Basic earnings per share                               $           0.09     $           0.10     $            0.55
                                                       =================    =================    ==================

Diluted earnings per share                             $           0.09     $           0.10     $            0.53
                                                       =================    =================    ==================

Weighted average shares outstanding in
     computing basic earnings per share                       2,435,038            2,435,038             5,730,822
                                                       =================    =================    ==================

Weighted average shares outstanding in
     computing diluted earnings per share                     2,435,038            2,435,038             5,869,814
                                                       =================    =================    ==================


PRO FORMA (note 4):
Diluted pro forma earnings per share                   $           0.33     $           0.44     $            0.66
                                                       =================    =================    ==================

Weighted average shares outstanding in
     computing diluted pro forma earnings per share          10,133,430           10,133,430            10,277,335
                                                       =================    =================    ==================


The accompanying notes to consolidated financial statements are an integral part of these statements.


              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                              ADDITIONAL PAID-       RETAINED
                                          COMMON SHARES     COMMON STOCK         IN CAPITAL          EARNINGS           TOTAL
                                          -------------     ------------     -----------------     -----------      -------------
Balances as of December 31, 1994             2,435,038      $    24,000             $ 440,000      $  (469,000)     $     (5,000)

Net income                                           -                -                     -          221,000           221,000

Distributions                                        -                -                     -          (65,000)          (65,000)

                                          -------------     ------------     -----------------     ------------     -------------

Balances as of December 31, 1995             2,435,038           24,000               440,000         (313,000)          151,000

Net income                                           -                -                     -          250,000           250,000

Distributions                                        -                -                     -         (111,000)         (111,000)

                                          -------------     ------------     -----------------     ------------     -------------

Balances as of December 31, 1996             2,435,038           24,000               440,000         (174,000)          290,000

Net income                                           -                -                     -        3,127,000         3,127,000

Distributions                                        -                -            (1,904,000)        (468,000)       (2,372,000)

Initial Public Offering and Combinations     7,698,392           77,000            49,447,000                -        49,524,000

Acquisition of Trax Software                    32,985                -                     -                -                 -

Amortization of unearned compensation                -                -                10,000                -            10,000

                                          -------------     ------------     -----------------     ------------     -------------

Balances as of December 31, 1997            10,166,415      $   101,000          $ 47,993,000      $ 2,485,000      $ 50,579,000
                                          =============     ============     =================     ============     =============

The accompanying notes to consolidated financial statements are an integral part of these statements.


              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                                                                              YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------------------------
                                                                                   1995                1996                 1997
                                                                                   ----                ----                 ----
 Cash from operating activities:
      Net income                                                              $   221,000        $    250,000        $   3,127,000
      Adjustments to reconcile net income to net
      cash provided by operating activities
           Depreciation and amortization                                          520,000             763,000            1,698,000
           Amortization of unearned compensation                                        -                   -               10,000
           Changes in operating assets and liabilities:
                Accounts receivables                                             (135,000)           (342,000)            (987,000)
                Receivables and notes from affiliates and employees                92,000            (248,000)             (68,000)
                Prepaid expenses                                                 (227,000)           (437,000)              48,000
                Deferred income taxes                                                   -                   -             (773,000)
                Other assets                                                      (17,000)            (61,000)             605,000
                Trade payables and accrued expenses                             1,369,000             147,000             (557,000)
                                                                              -----------        ------------        -------------
            Net cash provided by operating activities                           1,823,000              72,000            3,103,000

 Cash flows from investing activities:
      Capital expenditures                                                     (1,260,000)         (2,904,000)          (2,926,000)
      Improvements to other assets                                                      -             (69,000)                   -
      Proceeds from sale of property and equipment                                 14,000              74,000               54,000
      Cash paid for acquisitions, net of cash acquired                                  -                   -          (18,208,000)
                                                                              -----------        ------------        -------------
            Net cash used in investing activities                              (1,246,000)         (2,899,000)         (21,080,000)

 Cash flows from financing activities:
      Proceeds from long-term debt and lines of credit                            724,000           4,104,000                    -
      Payments on long-term debt and lines of credit                             (683,000)         (1,121,000)          (3,714,000)
      Stock redemption                                                           (400,000)                  -                    -
      Net proceeds from Offering                                                        -                   -           33,219,000
      Consideration paid to former stockholder of accounting acquirer                   -                   -           (5,000,000)
      Distributions to stockholders                                               (65,000)           (111,000)            (179,000)
                                                                              -----------        ------------        -------------
            Net cash provided by (used in) financing activities                  (424,000)          2,872,000           24,326,000

 Net increase in cash and cash equivalents                                        153,000              45,000            6,349,000

 Cash and cash equivalents, beginning of year                                     723,000             876,000              921,000
                                                                              -----------        ------------        -------------
 Cash and cash equivalents, end of year                                       $   876,000        $    921,000        $   7,270,000
                                                                              ===========        ============        =============

 Supplemental cash flow information:
      Cash paid for interest                                                  $   124,000        $    262,000        $     426,000
                                                                              ===========        ============        =============
 Supplemental disclosure of non-cash financing and
   investing activities:

      Receivable from stockholder exchanged for
        non-operating assets                                                  $         -         $ 2,120,000         $          -
                                                                              ===========         ===========         ============
      Assets distributed to stockholders                                      $         -         $         -         $  2,193,000
                                                                              ===========         ===========         ============

 The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   ORGANIZATION:

Travel Services International, Inc. (the "Company") and subsidiaries provide specialized distribution of leisure travel services to both travel agents and travelers. The Company, incorporated in Delaware, was founded in April 1996. On July 22, 1997, the Company's Registration Statement on Form S-1 was declared effective. On July 28, 1997, the Company consummated its initial public offering (the "Offering") of common stock, and simultaneously acquired five specialized distributors of travel services in separate combination transactions (the "Combinations"). As a result of the Combinations, the Company acquired the outstanding capital stock of Cruises Inc. ("Cruises Inc.") and D-FW Tours, Inc. and D-FW Travel Arrangements, Inc. (collectively, "D-FW Tours"), and acquired substantially all of the assets of Auto Europe, Inc. (Maine) ("Auto Europe"), Cruises Only, Inc. ("Cruises Only") and 800-Ideas, Inc. ("Travel 800") (each a "Founding Company" and collectively the "Founding Companies").

On July 28, 1997, the Company issued an aggregate of 6,297,225 shares of Common Stock in connection with the Combinations (3,422,225 shares) and the Offering (2,875,000 shares). Shares issued in connection with the Offering were sold to the public at $14.00 per share. The net proceeds to the Company from the Offering (after deducting underwriting discounts, commissions and estimated offering expenses) were approximately $33.2 million. Of this amount, $29.1 million represents the cash portion of the purchase price relating to the Combinations (including $5 million paid to the former stockholder of Auto Europe, the accounting acquiror, and working capital adjustments and estimated reimbursements to stockholders of three of the Founding Companies that had elected S Corporation status under the Internal Revenue Code for certain taxes that will be incurred by them in connection with the Combinations). Of the remaining $4.1 million, $1.6 million has been used for general corporate purposes.

The consideration for the Combinations consisted of cash and common stock. The Combinations were accounted for under the purchase method of accounting. Auto Europe has been designated as the accounting acquiror for financial statement presentation purposes in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 97, which states that the combining company which receives the largest portion of voting rights in the combined corporation is presumed to be the acquiror for accounting purposes. Accordingly, the historical financial statements for each year presented represent those of Auto Europe and companies acquired in 1997 under transactions accounted for using the pooling of interests method of accounting described in Note (3). The historical financial statements also include balances and transactions of the four other Founding Companies and the Company since July 28, 1997.

As a result of the Combinations, actual operating results presented do not include historical operations of four of the Founding Companies prior to July 28, 1997. Refer to Note (4) for information regarding pro forma operating results and pro forma diluted earnings per share which give effect to results of the Company combined with all Founding Companies as if the Combinations had occurred at the beginning of each respective year.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

The Company records net revenues when earned, which for car rentals and airline tickets is at the time a reservation is booked and ticketed and for cruise bookings is when the customer is no longer entitled to a full refund of the cost of the cruise, which is generally 45 to 90 days prior to the sail date. Revenues primarily consist of commissions and markups on travel services, volume bonuses from travel service providers, processing fees, franchise fees, and delivery fees. The Company recognizes revenues from franchise fees when the Company has fulfilled all contractual obligations required by the agreements signed with the franchisees. The Company defers franchise renewal fees and amortizes those fees to revenues over the applicable one-year period. The Company provides an allowance for cancellations, reservation changes and currency exchange guarantees, and provisions for such amounts are reflected in net revenues based on historical experience. The allowances netted against net revenues are not material in the three years ended December 31, 1997. However, actual cancellations and reservation changes could vary significantly based upon changes in economic and political conditions that may impact leisure travel patterns. The Company has also recorded an allowance for doubtful accounts receivables totaling $37,000 and $131,000 at December 31, 1996 and 1997, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 1996 and 1997, include interest bearing demand deposits and highly liquid investments of $992,000 and 6,290,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, receivables, trade payables, and debt are reflected in the accompanying consolidated financial statements at cost, which approximates fair value. All long-term debt obligations bear interest.

FOREIGN CURRENCY TRANSACTIONS

The Company enters into foreign currency forward purchase contracts to hedge substantially all of its foreign currency denominated liabilities and reservation commitments to foreign travel service. The hedging minimizes the impact of foreign exchange rate movements on the Company's operating results because gains and losses on these contracts generally offset losses and gains on the liabilities being hedged. The typical maturity of these purchase contracts is 60 days. At December 31, 1996 and 1997, respectively, the Company had outstanding forward purchase contracts of $687,000 and $5.4 million, respectively. The risk of loss on unhedged liabilities is not considered significant.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided over estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over periods not exceeding the respective terms of the leases.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of income.

INTANGIBLE ASSETS AND AMORTIZATION

The Combinations and certain other acquisitions were accounted for using the purchase method of accounting. The excess of consideration paid over the estimated fair value of the net assets acquired less liabilities assumed is recorded as goodwill. Allocations of the purchase price to assets acquired and liabilities assumed have been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

Goodwill is being amortized on a straight-line basis over 5 to 35 years, representing the approximate remaining useful life of acquired intangible assets. Accumulated amortization totals $514,000 at December 31, 1997. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed", subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining net book value may warrant revision or may not be recoverable. When factors indicate that the net book value should be evaluated for possible impairment, the Company uses an estimate of the related business's undiscounted operating income over the remaining life of the cost in excess of net assets of acquired businesses, in measuring whether such cost is recoverable.

CAPITALIZED SOFTWARE COSTS

Pursuant to American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), the Company capitalizes certain direct costs related to strategic systems development projects during the application development stage once technological feasibility has been reached. Software development costs incurred prior to achieving technological feasibility are charged to expense as incurred.

Capitalized software development costs are reported at the lower of unamortized costs or net realized value. Commencing upon the initial product release of a module, applicable costs are amortized based on the straight-line method over the estimated useful life. No capitalized costs were amortized in 1997.

STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") requires adoption of a fair value method of accounting for stock-based compensation plans for non-employees and permits continuation of accounting using the intrinsic value based method under Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock-issued to Employees", for stock options granted to employees.

The Company has chosen to account for stock options issued to employees using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for these stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Pro forma net income and earnings per share amounts are presented in Note (10) as if the fair value method had been adopted.

INCOME TAXES

Prior to July 28, 1997, the Company consisted of Auto Europe, the accounting acquiror, and the Pooling Acquisitions accounted for using the pooling of interests method of accounting. Auto Europe, which elected S Corporation status as defined by the Internal Revenue Code, was not subject to taxation for federal purposes until the transfer of the net assets of the S Corporation to the Company, which coincided with the Company's Offering. At that time, Auto Europe adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes ("SFAS 109"). Auto Europe recorded a deferred tax asset and a corresponding reduction of income tax expense of approximately $543,000 on July 28, 1997, representing the net deferred taxes at that date which were not previously recorded because of Auto Europe's previous status under Subchapter S of the Internal Revenue Code.

Under SFAS 109, deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in 1997. Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding (all related to outstanding stock options discussed in Note (10)). SFAS 128 had no impact on the Company's reported earnings per share for 1995 and 1996 as no common share equivalents existed during these periods.

A reconciliation of shares used in the calculation of Basic and Diluted EPS for 1997 is as follows:

Basic common shares outstanding               5,730,822
Dilutive effect of options                      158,992
                                              ---------
Diluted common shares outstanding             5,869,814
                                              =========

Diluted pro forma earnings per share is also presented to give effect to the Offering and the Combinations as discussed in Note (4).

USE OF ESTIMATES IN THE PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant accounting estimates include establishing allowances for doubtful accounts, cancellations, reservation changes and currency exchange guarantees.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

In June 1997, the FASB issued Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about product and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will have no impact on consolidated results of operations, financial position or cash flow.

(3) ACQUISITIONS:

On November 19, 1997, the Company consummated the acquisitions of all of the outstanding capital stock of CruiseOne, Inc., Cruise World, Inc., and The Anthony Dean Corporation (d/b/a Cruise Fairs of America). The aggregate consideration paid for these acquisitions was 880,196 shares of common stock. On November 21, 1997, the Company consummated the acquisitions of all of the outstanding capital stock of Ship `N' Shore Cruises, Inc., Cruise Time, Inc., SNS Coachline, Inc., Cruise Mart, Inc. and SNS Travel Marketing, Inc. The aggregate consideration paid for these acquisitions was 471,508 shares of common stock. These November 1997 acquisitions (collectively, the "Pooling Acquisitions") are accounted for using the pooling of interests method of accounting and, accordingly, the consolidated financial statements for the periods presented have been restated to include the Pooling Acquisitions.

Revenues and income generated by the Pooling acquisitions prior to the date of acquisition and included in the accompanying consolidated statements of income were as follows:

                                                         1995               1996             1997
                                                         ----               ----             ----
     Net revenues                                    $ 8,105,000       $ 10,056,000     $  12,033,000
                                                     ===========       ============     =============

     Net income                                      $   365,000       $    383,000     $     865,000
                                                     ===========       ============     =============

On December 2, 1997, the Company consummated the acquisition of all of the outstanding capital stock of Trax Software, Inc. ("Trax"). The aggregate consideration paid was 32,985 shares of common stock. Trax developed software products designed for specialized distributors of leisure travel services. This software is the foundation of the reservations booking functionality of the Company's integrated selling, service, product development and customer information systems now under development. The acquisition is accounted for using the purchase method of accounting. Accordingly, the operations of Trax have been included in the accompanying consolidated financial statements from the date of acquisition. The historical operations of Trax when compared to the historical operations of the Company are not significant.

On January 20, 1998, the Company consummated the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Diplomat Tours, Inc. and International Airline Consolidators (collectively, "Diplomat"). The aggregate consideration paid for Diplomat consisted of 21,821 shares of common stock and $2.0 million in cash. Diplomat is a specialized distributor of international airline reservations and had 1997 net revenues of approximately $1.9 million. The acquisition is accounted for using the purchase method of accounting. The historical operations of Diplomat when compared to the historical operations of the Company are not significant.

On February 9, 1998, the Company consummated the acquisition of all of the outstanding capital stock of Gold Coast Travel Agency Corporation, Inc. ("Gold Coast"). The aggregate consideration paid for Gold Coast consisted of 163,755 shares of common stock and $6.25 million in cash and $500,000 in contingent consideration (based upon performance in the 1998 fiscal year). Gold Coast is a specialized distributor of cruise reservations and had 1997 net revenues of approximately $6.8 million. The acquisition is accounted for using the purchase method of accounting. The historical operations of Gold Coast when compared to the historical operations of the Company are not significant.

Refer to Note (15) for information regarding subsequent events involving acquisitions.

(4) PRO FORMA RESULTS AND EARNINGS PER SHARE:

Pro forma diluted earnings per share for the Company gives effect to results of the Company combined with the Founding Companies as if the Combinations had occurred at the beginning of each respective year along with certain adjustments associated with the Pooling Acquisitions. The pro forma results include the effects of: (i) the Combinations; (ii) non-recognition of the non-recurring, non-cash compensation charge of $7.1 million recorded by the Company related to Common Stock issued to founders and management of the Company in February 1997;
(iii) amortization of goodwill resulting from the Combinations; (iv) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies and the Pooling Acquisitions, to which such persons have agreed prospectively ("Compensation Differential"); (v) pro forma acquisition costs associated with Pooling Acquisitions; and (vi) provision for income taxes as if pro forma income was subject to corporate federal and state income taxes during the periods.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Founding Companies been under common control prior to the Combinations, or which may result in the future.

Pro forma operating results and diluted pro forma earnings per share follow:

                                                           1995              1996           1997
                                                           ----              ----           ----
Net revenues                                           $52,660,000       $62,073,000     $78,734,000
                                                       ===========       ===========     ===========

Income before goodwill, taxes and
      adjustments for Compensation
      Differential and acquisition costs               $ 2,916,000       $ 2,984,000     $ 8,797,000

      Compensation Differential                          4,153,000         5,964,000       3,565,000
      Acquisition costs                                          -                 -         503,000
      Goodwill amortization                              1,234,000         1,234,000       1,234,000
                                                      ------------       -----------     -----------
          Pro forma income before taxes                  5,835,000         7,714,000      11,631,000

     Pro forma provision for income taxes                2,451,000         3,240,000       4,885,000
                                                      ------------       -----------     -----------
          Pro forma net income                        $  3,384,000       $ 4,474,000     $ 6,746,000
                                                      ============       ===========     ===========
Diluted pro forma earnings per share                  $        .33       $       .44     $       .66
                                                      ============       ===========     ===========

Weighted average shares used outstanding                10,133,430        10,133,430      10,277,335
                                                      ============       ============    ===========

(5)   PROPERTY AND EQUIPMENT AND OTHER ASSETS:

Property and equipment consists of the following:

                                                                               DECEMBER 31,
                                                 USEFUL LIFE          ---------------------------
                                                   IN YEARS                1996           1997
                                                 ----------                ----           ----
           Land                                                       $   365,000    $    835,000
           Buildings                                 27-40              2,766,000       4,904,000
           Vehicles                                    5                  674,000       1,257,000
           Furniture and fixtures                     5-7                 151,000         766,000
           Computers and equipment                    3-5               2,950,000       5,530,000
           Capitalized software                        5                        0         185,000
           Leasehold improvements                     5-7                  29,000         103,000
                                                                      -------------  ------------
                                                                        6,935,000      13,580,000

           Less:  Accumulated depreciation
                and amortization                                       (1,467,000)     (2,386,000)
                                                                      ------------   ------------
                                                                      $ 5,468,000    $ 11,194,000
                                                                      ============   ============

Other assets at December 31, 1996 include an investment in real estate not utilized in operations with a carrying value of $2.1 million. Immediately prior to the Offering and Combinations, the property was distributed, along with other property and equipment with a net book value of $73,000, to a former stockholder.

(6)  TRADE PAYABLES AND ACCRUED EXPENSES:

Trade payables and accrued expenses consist of the following:

                                                                               DECEMBER 31,
                                                                      ----------------------------
                                                                           1996           1997
                                                                           ----           ----
           Accrued compensation                                       $    478,000   $  2,353,000
           Accrued commissions                                             365,000        174,000
           Due to travel providers and customers                         2,863,000      4,380,000
           Due to travel agents                                            589,000        898,000
           Allowance for cancellations and refunds                         327,000        404,000
           Offering costs                                                        -        547,000
           Other                                                         1,295,000      3,098,000
                                                                      ------------   ------------
                                                                      $  5,917,000   $ 11,854,000
                                                                      ============   ============

(7)  LONG TERM DEBT:

Long-term debt consists of the following:

                                                                                              DECEMBER 31,
                                                                                       --------------------------
                                                                                           1996           1997
                                                                                           ----           ----
Borrowings under NationsBank credit facility                                           $         -      $       -

Borrowings under Key Bank line of credit                                                 2,000,000
,000              -

Mortgage note payable to Key Bank, bearing interest at prime plus 1%, payable in monthly principal installments of $7,000 plus accrued interest, matures in
     August 2002, secured by certain real estate                                         1,229,000      1,139,000

Note payable to Bank of New York, bearing interest at prime plus 1% payable in monthly payments of $3,000 through October
     2000.  Secured by certain property and equipment                                      153,000        113,000

Mortgage payable to Barnett Bank, bearing interest at 7.2%,
     payable in monthly payments of $15,000 through September
     2005 and a balloon payment in October 2005.  Secured by
     certain real estate and by funds pledged of $3 million                                      -      1,916,000

Note payable to Barnett Bank, bearing interest at 7.2%, payable in monthly principal payments of $13,000 through April 2001 and a balloon payment in
     May 2001. Secured by funds pledged of $3 million                                            -        750,000

Note payable to Barnett Bank, bearing interest at 7.2%, payable in monthly payments of $9,000 through September 2002 and a balloon payment
     in October 2002.  Secured by funds pledged of $3 million                                    -        566,000

Note payable to U.S. Small Business Administration (SBA),
     bearing interest at 7.25%                                                             745,000              -

Note payable to Textron Financial Corporation, bearing interest at 9%, payable
     in monthly principal and interest payments, secured by vehicles                       243,000              -

Notes payable to various automobile lenders, bearing interest ranging
     from 7.9% to 11.9%                                                                    110,000              -

Other notes payable                                                                        101,000         78,000
                                                                                        ----------     ----------
     Total long-term debt                                                                4,581,000      4,562,000

     Less-current portion                                                               (2,309,000)      (433,000)
                                                                                        ----------     ----------
     Long-term debt, net of current portion                                             $2,272,000     $4,129,000
                                                                                        ==========     ==========

On October 15, 1997, the Company entered into a credit agreement (the "Credit Agreement") with NationsBank, N.A. with respect to a $20 million revolving line of credit (the "Credit Facility") and a term loan facility of approximately $2 million (the "Term Loan"). The Credit Facility may be used for letters of credit not to exceed $2 million, acquisitions, capital expenditures, refinancing of subsidiaries' debt and for general corporate purposes. The Credit Agreement requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. At December 31, 1997, the Company was in compliance with applicable loan covenants. Interest on outstanding balances of the Credit Facility are computed based on the Eurodollar Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios. Availability fees of 25 basis points per annum payable on the unused portion of the Credit Facility and a facility fee are paid equal to 5/8 of one percent of the aggregate principal balance on the Term Loan. The Credit Facility has a three-year term and is secured by substantially all the assets of the Company, including the stock and membership interests in the Founding Companies and any future material subsidiaries, as defined. The Company, each Founding Company and all other current and future material subsidiaries are required to guarantee repayment of all amounts due under the Credit Facility. The Credit Agreement requires the Company to secure an interest rate hedge on fifty percent of the outstanding principal amount borrowed under the Credit Facility and one hundred percent of the outstanding balance on the Term Loan. The Term Loan is to be used to refinance the mortgage note payable to Barnett Bank.

At December 31, 1997, maturities of long-term debt were as follows:

           YEAR                                AMOUNT
           ----                                ------

           1998                             $   433,000
           1999                                 427,000
           2000                                 425,000
           2001                                 505,000
           2002                                 404,000
           Thereafter                         2,368,000
                                            -----------
                                            $ 4,562,000
                                            ===========

Refer to Note (15) for information regarding certain subsequent events related to the Credit Agreement.

(8)  STOCKHOLDERS' EQUITY:

In May 1997, the Company effected a 5,444.45 -for-one stock split of its common shares. In addition, the Company increased the number of authorized shares of common stock to 50,000,000 and authorized 1,000,000 shares of $.01 par value preferred stock. The effects of the common stock split and the increase in the shares of authorized common stock have been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

In May 1997, the stockholders exchanged 2,484,501 shares of common stock for an equal number of shares of restricted voting common stock. Common stock and the restricted common stock are identical except that the holders of restricted common stock are only entitled to four-tenths of one vote for each share on all matters.

Other transactions in the Company's common stock are discussed in Notes (1), (3) and (15).

(9)  INCOME TAXES:

The provision for income taxes consists of the following:

                                                 YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                        1995            1996              1997
                                        ----            ----              ----

           Federal                 $ 123,000        $ 140,000         $ 710,000
           State                      24,000           27,000           142,000
                                   ---------        ---------         ---------
                                   $ 147,000        $ 167,000         $ 852,000
                                   =========        =========         =========

           Current                 $ 147,000        $ 167,000         $ 817,000
           Deferred                        -                -            35,000
                                   ---------        ---------         ---------
                                   $ 147,000        $ 167,000         $ 852,000
                                   =========        =========         =========


A reconciliation of the difference between the expected provision for income taxes using the federal tax rate and the Company's actual provision is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------
                                                    1995             1996               1997
                                                    ----             ----               ----
       Income tax computed at the Federal
           statutory tax rate                    $ 129,000        $ 146,000         $ 1,393,000
       State and local taxes (net of federal
           benefit)                                 18,000           21,000             148,000
       Non-deductible goodwill                           -                -             112,000
       Tax benefit to record deferred
            taxes at July 27, 1997                       -                -            (543,000)
       Other, net                                        -                -            (258,000)
                                                 ---------        ---------         -----------
                                                 $ 147,000        $ 167,000         $   852,000
                                                 =========        =========         ===========


The major components of the Company's net current deferred tax assets at December 31, 1997 relate to allowances, accruals and adjustments relating to the conversion from cash to accrual method of accounting for income tax purposes at certain of the Founding Companies and Pooling Acquisitions.

(10)  STOCK OPTION PLANS:

In May 1997, the Company adopted two stock option plans (the "Plans"). Under the The Long Term Incentive Plan (the "Incentive Plan"), the maximum number of common shares that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed the greater of 900,000 shares or 12% of the aggregate number of shares of Common Stock outstanding. Options may be granted to directors, officers, employees, consultants, and independent contractors. Individual awards under the Plan may take the form of one or more of: (i) either incentive stock options ("ISO's") or non-qualified stock options ("NQSOs"); (ii) stock appreciation rights ("SARSs"); (iii) restricted or deferred stock; (iv) dividend equivalents; and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the Common Stock.

Pursuant to the Non-Employee Directors' Stock Plan (the "Directors' Plan"), each non-employee director and advisory director is automatically granted an option to purchase 10,000 shares upon such person's initial election as a director. In addition, the Directors' Plan provides for an automatic annual grant to each Participant of an option to purchase 5,000 shares at each annual meeting of stockholders. The Directors Plan also permits participants to elect to receive, in lieu of cash directors fees, shares or credits representing deferred shares that may be settled at future dates as elected by the parties. The Company has reserved 100,000 shares of Common Stock for issuance under the Directors' Plan.

The price at which the Company's options are granted under the plans are equal to or in excess of the fair market value of the stock at the date of grant. Generally, options granted under the Incentive Plan may remain outstanding and may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company. Options granted under the Directors' Plan may remain outstanding and may be exercised at any time up to one year after termination of service as a director or advisor. Substantially all of the options outstanding under the Incentive Plan vest at the rate of 25% per year and options under the Directors' Plan are immediately exercisable. Options granted under the Plans have maximum terms of not more than 10 years.

During 1997, 962,250 non-qualified stock options were granted under the Plans at exercise prices between $14 and $24 with a weighted average exercise price of $15.07. At December 31, 1997, substantially all of the options granted remain outstanding as none were exercised or cancelled during the year; 40,000 options are exercisable. The weighted average remaining contractual life of the outstanding options are nine years and seven months.

The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted to employees and directors. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost been recorded for the Company's awards under the Plans based on fair value at the grant dates consistent with the methodologies of SFAS 123, the Company's 1997 reported actual net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Net Income:                     As Reported        $ 3,127,000
                                Pro Forma          $ 2,506,000

Basic EPS:                      As Reported        $ .55
                                Pro Forma          $ .44

Diluted EPS:                    As Reported        $ .53
                                Pro Forma          $ .43

Under SFAS 123, the fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 70%, risk-free interest rate of 7.5%, expected dividends of $0 and expected term of four years.

The Company recorded expense of $10,000 in 1997 related to 10,000 options granted to a non-employee of the Company. In determining the expense to be recorded, the Company applied the Black-Scholes model using the same assumptions described above, including expected term of four years.

(11) CONCENTRATIONS OF RISK:

TRAVEL SERVICE PROVIDERS

The Company markets and provides reservation services for rental car companies located in various European countries. Two auto rental companies accounted for approximately 82%, 80%, and 87%, respectively, of the Company's net revenues from European auto rentals in 1995, 1996 and 1997. The Company markets and provides reservation services for a variety of cruise lines. Net revenue from the sales of cruises on behalf of six cruise lines represented approximately 78%, 70%, and 74%, respectively, of the Company's net cruise revenues in 1995, 1996 and 1997.

GEOGRAPHICAL

The table below provides information on the percentage of the Company's total auto rentals occurring in significant geographical regions for the three years ended December 31, 1997:

                                  1995                1996             1997
                                  ----                ----             ----
              Germany              21%                 19%              18%
              United Kingdom       19%                 19%              20%
              France               16%                 17%              17%
              Italy                13%                 14%              13%


(12)  RELATED PARTY TRANSACTIONS:

Included in receivables and notes from affiliates and employees at December 31, 1997 are the following two notes: a note from an affiliate for $326,000 bears interest at six percent and is due September 30, 1998 and a note from an employee for $86,000 bears interest at the prime rate payable quarterly, and is due in annual three principal payments commencing January 1, 1999.

Due to affiliates of $478,000 at December 31, 1997 represents amounts payable to Founding Company stockholders for reimbursement of certain receivables and taxes related to the Offering and Combinations. These amounts are expected to be paid in 1998. Due to affiliate of $300,000 at December 31, 1996 represents a short term loan from the wife of an affiliate which was repaid in February 1997.

The Company leases office space from an employee under a lease which expires November 2002. Total payments were approximately $48,000, $58,000 and $106,000, respectively, in 1995, 1996 and 1997.

One of the Company's subsidiaries obtains long distance telephone services under an agreement with an unrelated owned by an affiliate of the Company. The Company pays market rates for these services.

The Company leases office space from the brother of an affiliate under a lease which expires February 2006, payments were $191,000, $191,000, and $201,000 in 1995, 1996, and 1997, respectively.

The Company purchsed $134,000 worth of computer equipment from a company controlled by an affiliate in 1997.

(13)  BENEFIT PLANS:

The Company has four 401(k) retirement plans, one profit-sharing plan, and one simple IRA plan. The Company's annual contributions to the 401(k) and profit sharing plans are discretionary. Contributions under the benefit plans were approximately $104,000 in 1995, $136,000 in 1996, and $38,000 in 1997. The
Company plans to establish a new 401(k) plan in 1998 under which eligible employees of all Company subsidiaries may participate; existing plans will be suspended or rolled into the new plan. Company contributions under the new plan will be determined upon the discretion of the board of directors.

(14)  COMMITMENTS AND CONTINGENCIES:

LITIGATION

The Company is involved in various legal claims and actions arising in the ordinary course of business. The Company believes that none of the claims and actions currently pending will have a material adverse effect on its business, financial condition or results of operations.

OPERATING LEASES

The Company leases office space and office equipment under operating leases. The Company incurred approximately $1,300,000, $1,355,000 and $1,522,000 in rental expense under noncancellable operating leases in 1995, 1996 and 1997, respectively.

Minimum annual commitments under operating leases at December 31, 1997 are as follows:

           YEAR                                     AMOUNT
           ----                                     ------

           1998                                   1,210,000
           1999                                     860,000
           2000                                     740,000
           2001                                     667,000
           2002                                     568,000
           Thereafter                               530,000
                                                 ----------

                                                $ 4,575,000
                                                ===========

INSURANCE

The Company carries a broad range of insurance coverage, including directors and officers, prospectus liability, general and business liability, commercial property, workers' compensation, and general umbrella policies. The Company has not incurred significant claims or losses on any of its insurance policies during the periods presented in the accompanying financial statements.

LETTERS OF CREDIT

The Company had outstanding irrevocable letters of credit totaling $650,000 at December 31, 1997. These letters of credit, which have terms of one year or less, collateralize the Company's obligations to third parties for payment of travel obligations. Refer to Note (15) for information regarding certain subsequent events related to letters of credit.

(15)  SUBSEQUENT EVENTS:

ACQUISITIONS

The Company has agreed to acquire all the outstanding capital stock of CruiseMasters, Inc., a California corporation, pursuant to a Stock Purchase Agreement dated as of March 25, 1998. The aggregate consideration is approximately $4.3 million, all of which will be paid in shares of common stock of the Company. The acquisition is expected to be accounted for using the pooling of interests method of accounting.

LONG-TERM DEBT

On March 27, 1998, the Company received a commitment from NationsBank, N.A. to increase the Credit Facility to $30 million, of which up to $3 million can be used for letters of credit. As of March 27, 1998, outstanding borrowings under the Credit Facility totaled $8.6 million. As discussed in Note (7), the Credit Agreement requires the Company to secure an interest rate hedge on fifty percent of the outstanding principal amount borrowed under the Credit Facility. On March 17, 1998, the Company entered into an interest rate swap hedge agreement with NationsBank, N.A. with a fixed rate of 5.98% and a maturity date of October 15, 2001, covering $4.3 million of outstanding debt under the Credit Facility. In 1998, additional letters of credit totaling $755,000 were issued under the Credit Facility.

             TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSICIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                           ADDITIONS
                                                    BALANCE AT            CHARGED TO
                                                   BEGINNING OF            COSTS AND         BALANCE AT
DESCRIPTION                                            YEAR                 EXPENSES         END OF YEAR
-----------                                       --------------------------------------------------------

Reserves and allowances deducted
   from asset accounts:

Allowance for uncollectible
   accounts receivable

            Year ended December 31, 1995               $ (37,000)               -             $ (37,000)

            Year ended December 31, 1996               $ (37,000)               -             $ (37,000)

            Year ended December 31, 1997               $ (37,000)         (94,000)            $(131,000)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cruises Only, Inc.:

We have audited the accompanying balance sheet of Cruises Only, Inc. (a Florida corporation) as of July 27, 1997, and the related statements of income, changes in stockholders' deficit and cash flows for the seven-month period ended July 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cruises Only, Inc. as of July 27, 1997, and the results of its operations and its cash flows for the seven-month period then ended in conformity with generally accepted accounting principles.

Houston, Texas,
September 26, 1997

                               CRUISES ONLY, INC.

                                  BALANCE SHEET

                                  JULY 27, 1997

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                           $    442
   Receivables from cruise lines                                          1,037
   Due from TSII                                                            226
   Prepaid expenses and other current assets                                 11
                                                                       --------
              Total current assets                                        1,716

PROPERTY AND EQUIPMENT, net                                               3,665

OTHER ASSETS                                                                 28
                                                                       --------
              Total assets                                             $  5,409
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Current maturities of long-term debt                                $    382
   Accounts payable and accrued liabilities                                 860
   Customer deposits and deferred income                                    980
   Other current liabilities                                                285
                                                                       --------
              Total current liabilities                                   2,507

LONG-TERM DEBT, net of current maturities                                 3,010
                                                                       --------

DEFERRED INCOME                                                             156
                                                                       --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Common stock $1 par value; 7,500 shares authorized
     and outstanding                                                          7
   Deficit                                                                 (271)
                                                                       --------
              Total stockholders' deficit                                  (264)
                                                                       --------
              Total liabilities and stockholders' deficit              $  5,409
                                                                       ========


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS
                              FINANCIAL STATEMENT.

                               CRUISES ONLY, INC.

                               STATEMENT OF INCOME

                 FOR THE SEVEN-MONTH PERIOD ENDED JULY 27, 1997

                                 (IN THOUSANDS)

NET REVENUES                                                        $  6,658

OPERATING EXPENSES                                                     2,631
                                                                    --------
              Gross profit                                             4,027

GENERAL AND ADMINISTRATIVE EXPENSES                                    2,018
                                                                    --------
              Income from operations                                   2,009

INTEREST EXPENSE                                                        (166)

OTHER INCOME, net                                                         54
                                                                    --------
              Net income                                            $  1,897
                                                                    ========


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS
                              FINANCIAL STATEMENT

                               CRUISES ONLY, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                 FOR THE SEVEN-MONTH PERIOD ENDED JULY 27, 1997

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               COMMON       RETAINED
                                                  SHARES        STOCK        DEFICIT        TOTAL
                                                  ------        -----        -------        -----
BALANCE, December 31, 1996                        7,500          $   7       $  (808)      $  (801)

   Net income                                       -              -           1,897         1,897
   Distributions to stockholders                    -              -          (1,360)       (1,360)
                                                  -----          -----       -------       -------

BALANCE, July 27, 1997                            7,500          $   7       $  (271)      $  (264)
                                                  =====          =====       =======       =======


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS
                              FINANCIAL STATEMENT

                               CRUISES ONLY, INC.

                             STATEMENT OF CASH FLOWS

                 FOR THE SEVEN-MONTH PERIOD ENDED JULY 27, 1997

                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $  1,897
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation                                                         169
       Deferred income                                                      (34)
       Loss on retirement of assets                                          39
       Changes in operating assets and liabilities-
         Receivables from cruise lines                                     (125)
         Due from TSII                                                     (226)
         Prepaid expenses and other current assets                           13
         Other assets                                                        16
         Accounts payable and accrued liabilities                           131
         Customer deposits and deferred income                              (64)
         Other current liabilities                                          (23)
                                                                       --------
              Net cash provided by operating activities                   1,793
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        (7)
              Net cash used in investing activities                          (7)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                              (219)
   Distributions to stockholders                                         (1,360)
              Net cash used in financing activities                      (1,579)
                                                                       --------
              Net increase in cash and cash equivalents                     207

CASH AND CASH EQUIVALENTS, beginning of period                              235
                                                                       --------

CASH AND CASH EQUIVALENTS, end of period                               $    442
                                                                       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                              $    166
                                                                       ========

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS
                              FINANCIAL STATEMENT

                               CRUISES ONLY, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 27, 1997

1. BUSINESS AND ORGANIZATION

Cruises Only, Inc. (the "Company"), a Florida corporation, is a specialized distributor of reservations for cruise vacations to travelers located in the United States. It offers cruises to its clients on over 45 cruise lines traveling to the Caribbean and other destinations around the world. The Company's operations are seasonal, with a peak during the second and third quarter of the year.

On July 28, 1997, all of the operating assets and related liabilities of the Company related to its travel services (substantially all of the assets and liabilities of the Company) were contributed to a newly established subsidiary limited liability corporation of the Company and subsequently, purchased by Travel Services International, Inc. (TSII) concurrent with the consummation of the initial public offering of the common stock of TSII. In connection with this transaction, the Company received cash and shares of TSII common stock. The net assets retained by the Company and subsequently distributed to the Company's previous owners were approximately $170,700.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, including the net amount of interest cost associated with significant capital additions. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the life of the related asset or life of the lease.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of income.

CUSTOMER DEPOSITS AND DEFERRED INCOME

Customer deposits represents the cost of cruises for cash sales which have not yet been remitted to the cruise lines. Deferred income generally includes commissions collected more than 60 days prior to the sail date. Deferred income also includes the unearned portion of a

$300,000 promotion support payment received by the Company during 1996 from a supplier. In the event the Company breaches the agreement during the 60-month term, the promotion support payment must be refunded. The promotional support payment is being amortized to income using the straight-line method over the 60-month agreement term. Approximately $34,000 of this amount has been included in other income for the seven-month period ended July 27, 1997.

INCOME TAXES

The Company had elected S Corporation status, as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal purposes. Under S Corporation status, the stockholder reports the Company's taxable earnings or losses in her personal tax return.

REVENUE RECOGNITION

The Company recognizes revenue when the customer is no longer entitled to a full refund of the cost of the cruise, which is generally 45 to 90 days prior to the sail date. Net revenues primarily consist of commissions and year-end volume bonuses from cruise lines.

OPERATING EXPENSES

Operating expenses include sales persons' commissions, salaries, communication, advertising, credit card fees and other costs associated with the selling and processing of cruise reservations.

ADVERTISING COSTS

All advertising and promotion costs are expensed as incurred.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF RISK

CRUISE LINES - Net revenues from the sales of cruises on behalf of four cruise lines represented approximately 42.4%, 14%, 11% and 11%, of net commission revenues for the seven-month period ended July 27, 1997.

3.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Property and equipment as of July 27,1997, consist of the following (in thousands):

                                              ESTIMATED
                                            USEFUL LIVES
                                              IN YEARS           AMOUNT
                                              --------           ------

Land                                              -             $    470
Buildings and improvements                        40               2,154
Office equipment                                 5-7                 390
Furniture and fixtures                             7               1,214
                                                                --------
                                                                   4,228

Less- Accumulated depreciation                                      (563)
                                                                --------
           Property and equipment, net                          $  3,665
                                                                ========


Accounts payable and accrued liabilities as of July 27, 1997, consist of the following (in thousands):

Accounts payable                                           $  134
Accrued compensation and benefits                             313
Other accrued liabilities                                     413
                                                           ------
                                                           $  860
                                                           ======

4. DEBT

Long-term debt as of July 27, 1997, consists of the following (in thousands):


Notes payable to a bank, bearing interest at 8.5% and monthly payments of $12 through maturity in October 2002. Secured by substantially all assets of the
Company and personally guaranteed by the stockholders                               $   603

Note payable to a bank, bearing interest at 7.8% and monthly payments of $17 through October 2000. Thereafter, note bears interest at a rate equal to the five-year treasury yield plus 1.9% or prime, as selected by the Company, through maturity in October 2005. Secured by land, building, improvements and personal
property of the Company and personally guaranteed by the stockholders                 1,947

Note payable to a bank, bearing interest at prime minus .25% (8.25% at July 27,
1997), payable in monthly principal payments of $20 through May 2001. Secured by furniture, fixtures and equipment of the Company and personally guaranteed by
the stockholders                                                                        842
                                                                                  ---------
                                                                                      3,392
 Less- Current maturities                                                               382
                                                                                  ---------
                                                                                  $   3,010
                                                                                  =========

Future maturities of long-term debt obligations as of July 27, 1997, are as follows (in thousands):

Period from July 28 -
   December 31, 1997                       $    158
Year ending December 31,
   1998                                         387
   1999                                         400
   2000                                         414
   2001                                         212
   Thereafter                                 1,821
                                           --------
                                           $  3,392
                                           ========

Since October 1995, the Company has had a line of credit available in the amount of $500,000, with a stated interest rate of prime, as defined, secured by the Company's receivables and payable on demand. As of July 27, 1997, the Company had not drawn any funds under this credit arrangement.

5. RELATED-PARTY TRANSACTIONS

The Company employs a small number of individuals related to the stockholders at wages commensurate with their experience and level of responsibility.

6. COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is involved in various legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

INSURANCE

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies during the period presented in the accompanying financial statements.

401(K) PLAN

The Company adopted a defined contribution 401(k) savings and retirement plan effective August 1, 1994. Employees are eligible to participate after completing one year of service and attaining age 21. Participants may contribute 1% to 15% of their gross compensation subject to certain limitations. The Company may make discretionary contributions as a percentage of each participant's elective deferral. No contributions were made by the Company during the seven-month period ended July 27, 1997.

7.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," require the disclosure of the fair value of financial instruments for both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The carrying value of the Company's financial instruments approximates fair value.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To 800-Ideas, Inc.:

We have audited the accompanying balance sheet of 800-Ideas, Inc. (a Nevada corporation) as of July 27, 1997, and the related statements of income, changes in stockholder's equity and cash flows for the seven-month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 800-Ideas, Inc. as of July 27, 1997, the results of its operations and its cash flows for the seven-month period then ended in conformity with generally accepted accounting principles.

Houston, Texas,
September 26, 1997

                                 800-IDEAS, INC.

                                  BALANCE SHEET

                                  JULY 27, 1997

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                        $  1,718
   Accounts receivable, net of $109 allowance for doubtful accounts                      727
   Prepaid expenses and other current assets                                             478
                                                                                    --------
              Total current assets                                                     2,923

FURNITURE AND EQUIPMENT, net                                                             255

OTHER ASSETS                                                                              63
                                                                                    --------
              Total assets                                                          $  3,241
                                                                                    ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                         $    729
   Deferred income                                                                       136
                                                                                    --------
              Total current liabilities                                                  865

DEFERRED INCOME                                                                          169

STOCKHOLDER'S EQUITY:
   Common stock, no par value; 1,000 shares authorized and outstanding                    71
   Retained earnings                                                                   2,136
                                                                                    --------
              Total stockholder's equity                                               2,207
                                                                                    --------
              Total liabilities and shareholder's equity                            $  3,241
                                                                                    ========

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS
                              FINANCIAL STATEMENT

                                 800-IDEAS, INC.

                               STATEMENT OF INCOME

                 FOR THE SEVEN-MONTH PERIOD ENDED JULY 27, 1997

                                 (IN THOUSANDS)

NET REVENUES                                              $  5,812

OPERATING EXPENSES                                           3,533
                                                          --------
              Gross profit                                   2,279

GENERAL AND ADMINISTRATIVE EXPENSES                            896
                                                          --------
              Income from operations                         1,383

OTHER INCOME, net                                               48
                                                          --------
              Net income                                  $  1,431
                                                          ========


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS
                              FINANCIAL STATEMENT

                                 800-IDEAS, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                 FOR THE SEVEN-MONTH PERIOD ENDED JULY 27, 1997

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             COMMON          RETAINED
                                             SHARES          STOCK           EARNINGS           TOTAL
                                             ------          -----           --------           -----
BALANCE, December 31, 1996                    1,000          $  71          $   2,285         $   2,356

   Net income                                   -              -                1,431             1,431
   Distributions                                -              -               (1,580)           (1,580)
                                             ------          -----          ---------         ---------

BALANCE, July 27, 1997                        1,000          $  71          $   2,136         $   2,207
                                             ======          =====          =========         =========



THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS
                              FINANCIAL STATEMENT

                                 800-IDEAS, INC.

                             STATEMENT OF CASH FLOWS

                 FOR THE SEVEN-MONTH PERIOD ENDED JULY 27, 1997

                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $    1,431
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation                                                          69
       Changes in operating assets and liabilities:
         Accounts receivable                                                383
         Prepaid expenses and other current assets                         (289)
         Other assets                                                       (46)
         Accounts payable and accrued liabilities                           433
         Deferred income                                                    305
                                                                     ----------
                Net cash provided by operating activities                 2,286
                                                                     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of furniture and equipment                                      (26)
                Net cash used in investing activities                       (26)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligations                                    (24)
   Distributions to stockholder                                          (1,580)

                Net cash used in financing activities                    (1,604)
                                                                     ----------

                Net increase in cash and cash equivalents                   656

CASH AND CASH EQUIVALENTS, beginning of period                            1,062
                                                                     ----------

CASH AND CASH EQUIVALENTS, end of period                             $    1,718
                                                                     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                            $        3
                                                                     ==========


THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS
                              FINANCIAL STATEMENT

                                 800-IDEAS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 27, 1997

1. BUSINESS AND ORGANIZATION

800-Ideas, Inc. (the "Company"), a Nevada corporation, which operates under the trade name "Travel 800", is a specialized distributor of domestic airline reservations. The Company's operations are seasonal, with a peak during the second and third quarters of the year.

On July 28, 1997, all of the operating assets and related liabilities of the Company related to its travel services (substantially all of the assets and liabilities of the Company) were contributed to a newly established subsidiary limited liability corporation of the Company and subsequently, purchased by Travel Services International, Inc. (TSII). This exchange was concurrent with the consummation of the initial public offering of the common stock of TSII. In connection with this transaction, the Company received cash and shares of TSII common stock. The net assets retained by the Company and subsequently distributed to the Company's previous owner were approximately $320,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Equipment under capital lease is amortized over the shorter of the life of the related asset or the life of the lease.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of income.

DEFERRED INCOME

Deferred income includes the unamortized amount of signing bonuses received by the Company in connection with its custom Network Service Arrangement and its automated reservation service contract. The signing bonus amounts are being amortized using the straight-line method over the respective contract term. Income of $75,000 attributable to the signing bonuses for the seven-month period ended July 27, 1997 is included in other income, net, in the accompanying financial statements.

INCOME TAXES

The Company had elected S Corporation status, as defined by the Internal Revenue Code, whereby the Company is not subject to taxation for federal purposes. Under S Corporation status, the stockholder reports the Company's taxable earnings or losses in her personal tax return.

REVENUE RECOGNITION

The Company recognizes net revenue when earned, which is at the time the reservation is booked and ticketed. Net revenues primarily include commissions on travel services, volume bonuses, ticket processing fees and delivery fees. The Company provides a reserve for cancellations, reservation changes and lost ticket charges, and provisions for such amounts are reflected in net revenues.

OPERATING EXPENSES

Operating expenses include travel agent commissions, salaries, communication, advertising, credit card fees and other costs associated with selling and processing air travel reservations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF RISK

TRAVEL SERVICE PROVIDERS -- The Company primarily markets and sells the services of various United States domestic airlines. Two airlines accounted for 44% and 11%, respectively, of net revenues for the seven-month period ended July 27, 1997.

CREDIT -- Substantially all of the tickets sold by the Company and the related processing and delivery fees are paid for by credit card; the cost of the airline ticket is billed directly to the customer by Airline Reporting Corporation (ARC), and the Company's net commission is subsequently remitted by ARC. Generally, credit card payments are processed and collection is assured prior to the final delivery of the airline ticket to the customer.

3. DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Furniture and equipment as of July 27, 1997, consist of the following (in thousands):

                                                       ESTIMATED
                                                     USEFUL LIVES
                                                       IN YEARS          AMOUNT
                                                       --------          ------

Computer and office equipment                              7              $ 439
Furniture and fixtures                                    5-7                81
Leasehold improvements                                     7                 21
                                                                          -----
                                                                            541
Less- Accumulated depreciation
   and amortization                                                         286
                                                                          -----
              Property and equipment, net                                 $ 255
                                                                          =====

Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

Balance at beginning of period                                            $ 125
Deductions for uncollectible receivables written off
   and recoveries, net                                                      (16)
                                                                          -----
                                                                          $ 109
                                                                          =====

Accounts payable and accrued expenses as of July 27, 1997, consist of the following (in thousands):

Accounts payable                                                          $ 562
Accrued compensation and benefits                                           167
                                                                          -----
                                                                          $ 729
                                                                          =====

4. LEASES

CAPITAL LEASES

The Company leases hardware and software under noncancelable capital leases, which expire in October 1997, at which time there is a combined bargain purchase option of $1.

OPERATING LEASE AGREEMENTS

The Company conducts a portion of its operations in a leased facility classified as an operating lease. Minimum future rental payments under the noncancelable operating lease as of July 27, 1997, are as follows (in thousands):

Period from July 28, 1997
   to December 31, 1997                              $  15
Year ending December 31, 1998                          141
                                                     -----
                                                     $ 156
                                                     =====

The lease provides for the payment of taxes and other expenses by the Company. Rent expense for the operating lease was approximately $80,000 for the seven-month period ended July 27, 1997.

5. RELATED PARTY TRANSACTIONS

The Company has entered into a custom Net Service Arrangement ("CSNA") with Sprint Communications Company L.P. for long distance telephone service which provides for a minimum monthly commitment of $120,000 and certain minimum monthly usages. This agreement will not be transferred to TSII. The Company has agreed to provide long distance telephone services under the CSNA to TSII for a period of four to six months subsequent to the transfer to TSII and TSII agreed to pay for its portion of usage under the CSNA.

6. COMMITMENTS AND CONTINGENCIES

INSURANCE

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies during the seven-month period presented in the accompanying financial statements.

SERVICE CONTRACT

On October 3, 1995, the Company entered into a five-year service contract for the use of an automated reservations system. According to the contract, the Company must pay a monthly rental fee of approximately $42,000, unless waived based upon a minimum monthly volume of reservation transactions. Historically, the Company has met this requirement, and the monthly rental fee has been waived.

Under this service contract, the Company receives volume bonuses based on the number of flown segments sold by the Company. During the seven-month period ended July 27, 1997, the Company earned volume bonuses totaling approximately $407,000.

7.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," require the disclosure of the fair value of financial instruments for both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The carrying value of the Company's financial instruments approximates fair value.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Cruises Inc.:

We have audited the accompanying balance sheet of Cruises Inc. (a New York corporation) as of July 27, 1997, and the related statements of income, changes in stockholders' equity and cash flows for the seven-month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cruises Inc., as of July 27, 1997, the results of its operations and its cash flows for the seven-month period then ended in conformity with generally accepted accounting principles.

Houston, Texas,
October 3, 1997

                                  CRUISES INC.

                                  BALANCE SHEET

                                  JULY 27, 1997

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $  1,098
   Receivables from cruise lines                                           177
   Prepaid expenses and other current assets                               193
                                                                      --------
              Total current assets                                       1,468

PROPERTY AND EQUIPMENT, net                                                277

OTHER ASSETS                                                                17
                                                                      --------
              Total assets                                            $  1,762
                                                                      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                               $     52
   Accounts payable and accrued liabilities                                773
                                                                      --------
              Total current liabilities                                    825
                                                                      --------
DEFERRED INCOME TAXES                                                       56
                                                                      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, no par value; 200 shares authorized,
     100 shares outstanding                                                  -
   Retained earnings                                                       881
                                                                      --------
                                                                           881
                                                                      --------
              Total liabilities and shareholders' equity              $  1,762
                                                                      ========

THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS
                              FINANCIAL STATEMENT.

                                  CRUISES INC.

                               STATEMENT OF INCOME

                 FOR THE SEVEN-MONTH PERIOD ENDED JULY 27, 1997

                                 (IN THOUSANDS)

NET REVENUES                                                  $ 4,089

OPERATING EXPENSES                                              2,408
                                                             --------
              Gross profit                                      1,681

GENERAL AND ADMINISTRATIVE EXPENSES                             1,266
                                                             --------
              Income from operations                              415

INTEREST INCOME, net                                                4

OTHER INCOME, net                                                   3
                                                             --------
              Income before income tax provision                  422

INCOME TAX PROVISION                                              350
                                                             --------
              Net income                                     $     72
                                                             ========




THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS
                              FINANCIAL STATEMENT.

                                  CRUISES INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE SEVEN-MONTH PERIOD ENDED JULY 27, 1997

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 RETAINED
                                                SHARES           EARNINGS
                                                ------           --------

BALANCE, December 31, 1996                          100           $  809

   Net income                                         -               72
                                                  -----           ------

BALANCE, July 27, 1997                              100           $  881
                                                  =====           ======



THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS
                              FINANCIAL STATEMENT.

                                  CRUISES INC.

                             STATEMENT OF CASH FLOWS

                 FOR THE SEVEN-MONTH PERIOD ENDED JULY 27, 1997

                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $       72
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation                                                         54
       Changes in operating assets and liabilities:
         Receivables from cruise lines                                     242
         Prepaid expenses and other current assets                          13
         Other assets                                                       17
         Accounts payable and accrued liabilities                         (226)
         Deferred income taxes                                              34
                                                                    ----------
                Net cash provided by operating activities                  206
                                                                    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment and capitalized interest             (38)
                Net cash used in investing activities                      (38)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                               (7)
                                                                    ----------
                Net cash used in financing activities                       (7)
                                                                    ----------

                Net increase in cash and cash equivalents                  161

CASH AND CASH EQUIVALENTS, beginning of period                             937
                                                                    ----------

CASH AND CASH EQUIVALENTS, end of period                            $    1,098
                                                                    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                           $        3
                                                                    ==========




THE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THIS
                              FINANCIAL STATEMENT.

                                  CRUISES INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JULY 27, 1997

1. BUSINESS AND ORGANIZATION

Cruises Inc. (the "Company"), a New York corporation, is a specialized distributor of reservations for cruise vacations to travelers located throughout the United States. It offers cruises to its clients on over 25 cruise lines traveling to the Caribbean and other destinations around the world.

On July 28, 1997, the Company was purchased by Travel Services International, Inc. (TSII). Pursuant to this transaction, all of the outstanding stock of the Company was exchanged for cash and shares of TSII common stock concurrent with the consummation of the initial public offering of the common stock of TSII.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, including the net amount of interest cost associated with significant capital additions. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the life of the related asset or life of the lease.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of income.

CUSTOMER DEPOSITS AND DEFERRED INCOME

Customer deposits represents the cost of cruises for cash sales which have not yet been remitted to the cruise lines. Deferred income generally includes commissions collected more than 60 days prior to the sail date.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates and laws in effect in the years in which the differences are expected to reverse.

REVENUE RECOGNITION

The Company recognizes revenue when the customer is no longer entitled to a full refund of the cost of the cruise, which is generally 45 to 90 days prior to the sail date. Net revenues primarily consist of commissions and year-end volume bonuses from cruise lines.

OPERATING EXPENSES

Operating expenses include sales persons' commissions, salaries, communication, advertising, credit card fees and other costs associated with the selling and processing of cruise reservations.

ADVERTISING COSTS

All advertising and promotion costs are expensed as incurred.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF RISK

CRUISE LINES - Net revenues from the sales of cruises on behalf of two cruise lines represented approximately 27% and 19%, respectively, of net revenues for the seven-month period ended July 27, 1997.

3.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Property and equipment as of July 27,1997, consist of the following (in thousands):

                                                    ESTIMATED
                                                  USEFUL LIVES
                                                    IN YEARS            AMOUNT
                                                    --------            -------

Leasehold improvements                                  7                $    8
Office equipment                                       5-7                  492
Furniture and fixtures                                  7                   101
                                                                         ------
                                                                            601

Less- Accumulated depreciation                                             (324)
                                                                         ------
              Property and equipment, net                                $  277
                                                                         ======

4. INCOME TAXES

The income tax expense consisted of the following components for the year ended July 27, 1997 (in thousands):

Current                                                    $   316
Deferred                                                        34
                                                           -------
         Total income tax expense                          $   350
                                                           =======

For the seven-month period ended July 27, 1997, the primary difference between the Company's effective tax rate and the statutory rate is due to state income taxes and an adjustment to convert from cash basis to accrual basis for income tax purposes.

Deferred tax assets and liabilities include the following as of July 27, 1997 (in thousands):

Tax assets-
   Accrued expenses                                        $  35
                                                           -----

Tax liability-
   Accounts receivable                                       (28)
   Depreciation and amortization                             (28)
                                                           -----
                                                             (56)
                                                           -----
         Net deferred tax (liability)                      $ (21)
                                                           =====

5. DEBT

Current maturities of debt as of July 27, 1997, consist of a note payable to a bank, bearing interest at the bank's base rate plus 1% (9.25% at July 27, 1997). The principal and interest on this note were paid in full by TSII on July 28, 1997.

The Company has a bank line-of-credit agreement with a $100,000 credit line. Borrowings on the line of credit bear interest at the bank's base rate plus 1% (9.25% at July 27, 1997) and are personally guaranteed by certain stockholders. There were no borrowings outstanding on the line of credit as of July 27, 1997.

6. RELATED-PARTY TRANSACTIONS

Since 1990, Cruises Inc. has leased office space from Pioneer Park I Company ("Pioneer") pursuant to a lease dated August 9, 1990, as subsequently amended and supplemented. One of the principals of Pioneer is Michael Falcone, the brother of Robert Falcone. The rent paid by Cruises Inc. to Pioneer was $92,000 for the seven-month period ended July 27, 1997. The lease terminates on February 28, 2006.

The Company employs a small number of individuals related to the stockholders at wages commensurate with their experience and level of responsibility.

7. COMMITMENTS AND CONTINGENCIES

INSURANCE

The Company carries a broad range of insurance coverage, including general and business automobile liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies during the period presented in the accompanying financial statements.

401(K) PLAN

The Company adopted a defined contribution 401(k) savings and retirement plan effective January 1, 1994. Employees are eligible to participate after completing one year of service and attaining age 21. Participants may contribute 1% to 20% of their gross compensation. The Company matches 25%, to a maximum of 4% of an employee's gross compensation. Employees vest in the Company's contribution over a five-year period. For the seven-month period ended July 27, 1997, the Company made contributions of approximately $5,000.

OPERATING LEASES

The Company leases a building under an operating lease agreement expiring in February 2006. Additionally, the Company leases office equipment under various operating lease agreements expiring between 1997 and 2001.

Minimum future lease payments under noncancelable operating leases having remaining terms in excess of one year as of July 27, 1997, are summarized as follows:

Period from July 28 -
   December 31, 1997                      $      143,098
Year ending December 31,
   1998                                          215,432
   1999                                          211,943
   2000                                          180,000
   2001                                          168,315
   2002                                          156,630
   Thereafter                                    544,690
                                          --------------
                                          $    1,620,108
                                          ==============

8.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Values of Financial Instruments," and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," require the disclosure of the fair value of financial instruments for both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The carrying value of the Company's financial instruments approximates fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth information concerning the Company's directors and executive officers.

                 NAME                   AGE                           POSITION
                 ----                   ---                           --------

Joseph V. Vittoria (1)................    62         Chairman and Chief Executive Officer, Director
Michael J. Moriarty...................    51         President and Chief Operating Officer
Jill M. Vales.........................    40         Senior Vice President and Chief Financial Officer
Maryann Bastnagel.....................    40         Senior Vice President and Chief Information Officer
Suzanne B. Bell.......................    31         Senior Vice President, General Counsel and Secretary
Melville W. Robinson..................    42         Vice President, Corporate Development
John C. DeLano........................    38         Vice President, Operations
Robert G. Falcone.....................    56         CEO-Cruises Inc.; Director
Wayne Heller..........................    40         CEO-Cruises Only; Director
Imad Khalidi..........................    46         CEO-Auto Europe, Director
Susan Parker..........................    49         CEO-Travel 800; Director
John W. Przywara......................    46         CEO-D-FW Tours; Director
Elan J. Blutinger (2).................    42         Director
D. Fraser Bullock (1).................    42         Director
Tommaso Zanzotto (1) (2)..............    55         Director
LEONARD A. POTTER.....................    35         Advisory Director

-----------------
(1)   Member of Audit Committee
(2)   Member of Compensation Committee

     JOSEPH V. VITTORIA became the Chairman and Chief Executive Officer and a director of the Company in July 1997. From September 1987 to February 1997 Mr. Vittoria was the Chairman and Chief Executive Officer of Avis, Inc., a multinational auto rental company where he was employed for over 26 years. Mr. Vittoria was responsible for the purchase of the Avis company by creating one of the world's largest Employee Stock Ownership Plans in 1987. He was a founding member of the World Travel and Tourism Council, a global organization of the chief executive officers of companies engaged in all sectors of the travel and tourism industry. He has been named travel executive of the year several times by various travel media, including BUSINESS TRAVEL NEWS, TRAVEL WEEKLY, TRAVEL AGENT TOUR AND TRAVEL NEWS-NORTH AMERICA. Mr. Vittoria serves on the Board of Directors of Transmedia Europe, Transmedia Asia and various non-profit associations.

     MICHAEL J. MORIARTY became the President and Chief Operating Officer of the Company in July 1997. Mr. Moriarty was the President and Chief Operating Officer of Studio Plus Hotels, Inc., a national extended stay hotel company from July 1996 until its sale in 1997. From 1981 to July 1996, Mr. Moriarty held various senior executive positions with the Marriott Company, a hotel company, including Brand Vice President of Marriott International (1994-1996), Vice President of Operations for the Residence Inn by Marriott Company (1989-1994), Vice President Finance and Development of Residence Inn (1987-1989), Vice President of Finance and Development for the Roy Rogers Restaurants Company, a subsidiary of the Marriott Company, and Director of Finance and Business Analysis for Marriott Hotels and Resorts.

     JILL M. VALES became Senior Vice President and Chief Financial Officer of the Company in July 1997. From 1996 to 1997, Ms. Vales served as the Chief Operating Officer of Gunster, Yoakley, Valdes-Fauli & Stewart, P.A., a law firm. From 1990 until 1996, Ms. Vales held various positions at Certified Vacations, an affiliate of Alamo Rent-A-Car, including Senior Vice President and Chief Financial Officer (1994-1996), Vice President of Finance and Operations (1992-1994) and Senior Director of Finance and Operations and Controller (1990-1992). From 1979 to 1990, Ms. Vales held various positions at KPMG Peat Marwick. Ms. Vales is a certified public accountant.

     MARYANN BASTNAGEL became the Senior Vice President and Chief Information Officer of the Company in July 1997. From 1989 to 1997, Ms. Bastnagel held various positions with Marriott International, Inc. in information services and technology, including Vice President of Business Technology, where she was responsible for defining systems and technology strategy for the Marriott Lodging Group. From 1990 to 1994, Ms. Bastnagel was Vice President of Information Systems and a member of the Executive Committee for Residence Inn by Marriott. From 1985 to 1989, she was a Senior Manager with Price Waterhouse Management Consulting Services on large scale information systems development projects. From 1981 to 1985, Ms. Bastnagel was a Senior Consultant with Booz, Allen & Hamilton, Inc.

     SUZANNE B. BELL became the Senior Vice President, General Counsel and Secretary of the Company in July 1997. From July 1996 to July 1997, Ms. Bell was an attorney at Greenberg Traurig Hoffman Lipoff Rosen & Quentel, P.A. From September 1991 to July 1996, she was an attorney at Morgan, Lewis & Bockius LLP. Ms. Bell concentrated her law practice in the areas of mergers and acquisitions and securities laws, representing both public and private companies.

     MELVILLE W. ROBINSON became the Vice President, Corporate Development of the Company in July 1997. From 1994 to July 1997, Mr. Robinson served as the Chief Financial Officer of Cruises Only, one of the Founding Companies. From 1989 until 1993, Mr. Robinson was the President and Chief Financial Officer of the Gale Group, a U.S. based consumer products manufacturing firm. From 1986 to 1989, Mr. Robinson was a Managing Director at PNC Merchant Banking Corp., where he founded and managed the Growth Capital Group. From 1983 to 1986, Mr. Robinson was the Chief Financial Officer of Drug Emporium Inc., a publicly-traded discount drugstore chain.

     JOHN C. DELANO became Vice President, Operations, of the Company in January 1998. Mr DeLano spent nearly twenty years in the auto rental industry, with the past seven years being in Australia as Managing Director and National Operations Manager for Avis Australia. At Avis Australia, he coordinated the marketing, operations, human resources, information technology, sales, fleet, accounting and field management functions. In 1992, while under Mr. DeLano's supervision, Avis Australia was awarded the prestigious Australian Quality Award (similar to the Malcolm Baldridge Award in the U.S.) and the 1996 Australian Customer Service Award.

     ROBERT G. FALCONE became a director of the Company in July 1997. Mr. Falcone has served as the Chairman and Chief Executive Officer of Cruises Inc. since its founding in 1982. Mr. Falcone is a member of the National Association of Cruise Only Agencies ("NACOA"), the Airline Reporting Corporation ("ARC"), the Travel Council of the World (Environmental Group), the American Society of Travel Agents ("ASTA"), Cruise Lines International Association ("CLIA") and is the co-founder of the Society of Elite Agents, a trade association of leading cruise specialists ("SEA").

     WAYNE HELLER became a director of the Company in July 1997. Mr. Heller has served as the Chief Executive Officer of Cruises Only since its founding in 1985 and was previously employed with Norwegian Caribbean Cruise Lines from 1980 to 1984. Mr. Heller is a member of ASTA, NACOA and CLIA.

     IMAD KHALIDI became a director of the Company in July 1997. Mr. Khalidi has been President of Auto Europe since 1992. In 1990, he joined Auto Europe as Executive Vice President of Marketing and Sales. From 1983 to 1990, Mr. Khalidi served as an International Travel Trade Manager and an International Licensee Manager with Europcar International S.A., an auto rental company in France. Mr. Khalidi is a member of the Association of Retail Travel Agencies ("ARTA"), ASTA and CLIA.

     SUSAN PARKER became a director of the Company in July 1997. Ms. Parker has served as the President of Travel 800 since its founding in 1989. From 1984 to 1989, Ms. Parker was President of Continental Travel, an incentive travel company. Ms. Parker is a member of ASTA, CLIA and the International Airlines Travel Agent Network ("IATAN").

     JOHN W. PRZYWARA became a director of the Company in July 1997. Mr. Przywara has served as President of D-FW Tours since its founding in 1978. Mr. Przywara is a member of the ARC, CLIA and IATAN.

     ELAN J. BLUTINGER has been a director of the Company since October 1996. Mr. Blutinger is a Managing Director of Alpine Consolidated LLC, a consolidator of highly fragmented businesses. From 1987 to 1995, he was the Chief Executive Officer of Shoppers Express, Inc., an electronic retailing service, which he founded. Mr. Blutinger is currently the Vice Chairman of Shoppers Express, Inc. From 1983 to 1986, Mr. Blutinger was the Chairman and Chief Executive Officer of DSI, a wholesale distributor for the personal computer industry until its acquisition in 1986 by Independent Distribution Incorporated.

     D. FRASER BULLOCK has been a director of the Company since October 1996. Mr. Bullock is a Managing Director of Alpine Consolidated LLC, and was most recently the President and Chief Operating Officer of VISA Interactive, a wholly-owned subsidiary of VISA International from its inception in 1994 to 1996. In 1993, Mr. Bullock became the President and Chief Operating Officer of U.S. Order, Inc., a provider of remote electronic transaction processing, until it was acquired by VISA International in 1994. From 1991 to 1992, Mr. Bullock was the Senior Vice President of U.S. Order, Inc. From 1986 to 1991, he was the Chief Financial Officer and Executive Vice President of World Corp., Inc., a holding company with various operating subsidiaries including World Airways, Inc. Mr. Bullock was a founding partner of Bain Capital, a Manager of Bain and Company, and a founder of MediVision, Inc., a consolidation of eye surgery centers.

     TOMMASO ZANZOTTO became a director of the Company in July 1997. Mr. Zanzotto is the President of Toscana Ville E Castelli, a real estate development company which owns and operates residential and commercial properties in the lodging and hotel industry. From 1994 to 1996, he was the Chairman and Chief Executive Officer of Hilton International. From 1969 to 1993, Mr. Zanzotto held various positions with American Express Travel Related Services including President International, American Express Financial and Travel Services (1990-1993); President, American Express Corporate Card Division (1987-1990); President, American Express Travelers Cheques (Europe, Africa, Middle East). Mr. Zanzotto is a member of the World Travel and Tourism Council, and a Governor of the Transportation and Travel Committee of the World Economic Summit.

     LEONARD A. POTTER served as a director of the Company from its formation until May 1997. After the initial public offering in July 1997, he became an Advisory Director to the Board. Mr. Potter is a co-founder and Managing Director of Capstone Partners, LLC, a venture firm specializing in consolidation transactions. Capstone Partners, LLC was a co-sponsor of Staffmark, Inc., a consolidation of six staffing services companies in September 1996 with a simultaneous initial public offering. Prior to forming Capstone Partners, LLC in April 1996, Mr. Potter was an attorney at Morgan, Lewis & Bockius LLP for more than five years practicing in the areas of mergers and acquisitions and securities law. While at Morgan, Lewis & Bockius he represented a number of public companies in connection with their creation and subsequent implementation of consolidation strategies similar to the Company's, including U.S. Office Products, F.Y.I. Incorporated and Cotelligent Group.

BOARD OF DIRECTORS

         The Board of Directors of the Company consists of nine directors divided into three classes with each class serving for a term of three years. At each annual meeting of stockholders, directors will be elected by the holders of the Common Stock to succeed those directors whose terms are expiring. Directors whose terms expire in 1998 are: Elan J. Blutinger, D. Fraser Bullock and Tommaso Zanzotto; directors whose terms expire in 1999 are: Imad Khalidi, John W. Przywara and Joseph V. Vittoria; directors whose terms expire in 2000 are:
Robert G. Falcone, Wayne Heller and Susan Parker. The Board of Directors has established an Audit Committee and a Compensation Committee, and may establish other committees from time to time as the Board may determine.

         The Advisory Director attends meetings of the Board of Directors, consults with officers and directors of the Company and provides guidance (but not direction) concerning management and operation of the Company's business. The Advisory Director is not a director of the Company and accordingly will not have a right to vote as a director.

         The Audit Committee consists of three members, two of whom are independent directors. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and the results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, reviews recommendations regarding the Company's accounting methods and the adequacy of its systems of internal accounting controls, and reviews and approves financial press releases and reports.

         The Compensation Committee consists of two members, each of whom is a "disinterested director," as defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Exchange Act, and an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code. The Compensation Committee determines compensation for the Company's executive officers, administers the Company's Plan and makes recommendations to the Board of Directors with respect to the Company's compensation policies.

         The Board of Directors does not have any other committees at this time, although additional committees may be formed in the future. All officers serve at the discretion of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE`

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and owners of more than 10% of the Company's common stock to file reports of ownership on Form 3 and changes of ownership on Form 4 or Form 5 with the Securities and Exchange Commission and The Nasdaq Stock Market. Such persons are also required to furnish the Company with a copy of all such forms filed.

         Based solely on its review of copies of such reports or written representations from or on behalf of certain reporting persons, the Company believes that, during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to such persons were satisfied.

ITEM  11. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation paid to the Company's Chief Executive Officer and five of the Company's other most highly compensated executive officers whose total annualized salary and bonus was $100,000 or more (the Chief Executive Officer and such other executive officers are sometimes referred to herein as the "Named Executive Officers") with respect to the year ended December 31, 1997:

                           SUMMARY COMPENSATION TABLE

                                                                                       LONG TERM
                                                                                     COMPENSATION
                                                                                    ----------------
                                              ANNUAL COMPENSATION                       AWARDS
                              ----------------------------------------------------- ----------------

                                                                    OTHER ANNUAL      SECURITIES
                                                                    COMPEN-           UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION   YEAR (1)    SALARY (2)   BONUS        SATION              OPTIONS      COMPENSATION
                                          ($)          ($)          ($)                   (#)        ($)
----------------------------- ----------- ------------ ------------ --------------- ---------------- ---------------
Joseph V. Vittoria            1997           84,615       86,000    --                    100,000          --
CEO
Michael J. Moriarty           1997           63,462       51,500    --                     75,000       6,104 (3)
President/COO
Jill M. Vales                 1997           63,462       32,000    --                     50,000      24,000 (4)
Sr. VP/CFO
Maryann Bastnagel Sr.VP/CIO   1997           63,462       48,500    --                    110,000       8,172 (3)
Imad Khalidi (5)              1997          293,231      295,000    --                        --           --
VP European Operations
Suzanne B. Bell               1997           52,885       27,000    --                     25,000          --
Sr.VP/General Counsel

-------------------
(1) With the exception of Mr. Khalidi, each of the Named Executive Officers commenced employment with the Company upon consummation of the initial public offering (July 28, 1997). Mr. Khalidi served as President of
     Auto Europe prior to the initial public offering. Commencing on July 28, 1997, Mr. Khalidi served as CEO of Auto Europe and as a director and Vice President, European Operations, of the Company.
(2) Annual salaries are as follows: $200,000 for Mr.Vittoria; $150,000 for each of Mr. Moriarty, Ms. Vales and Ms. Bastnagel; and $125,000 for Ms. Bell. Mr. Khalidi's 1997 salary and bonus include amounts paid by Auto Europe prior to the initial public offering. After the offering, Mr. Khalidi's annual salary is $140,000.
(3)  Consists of relocation expenses paid during 1997.
(4) Consists of consulting fees paid prior to the consummation of the Company's initial public offering.

(5) Effective March 1998, Mr. Khalidi no longer serves as Vice President, European Operations, but continues in his capacities as CEO of Auto Europe and as a director of the Company.

         The following table sets forth the stock options granted to the Named Executive Officers during the year ended December 31, 1997:

                        STOCK OPTION GRANTS AND EXERCISES

                                                        INDIVIDUAL GRANTS                        GRANT DATE
                                                                                                 VALUE(1)
                                  -------------------------------------------------------------- -------------------
                                  NUMBER OF
                                  SECURITIES     %OF TOTAL
                                  UNDERLYING     OPTIONS
                                  OPTIONS        GRANTED TO     EXERCISE OR                      GRANT DATE
                                  GRANTED        EMPLOYEES IN   BASE PRICE                       PRESENT VALUE
           NAME                   (#)            FISCAL YEAR    ($/SH)         EXPIRATION DATE   ($)
           ---------------------- -------------- -------------- -------------- ----------------- -------------------
           Joseph V.Vittoria        100,000          10.4           14.00          7/28/07            821,000
           Michael J. Moriarty       75,000           7.8           14.00          7/28/07            615,000
           Jill M. Vales             50,000           5.2           14.00          7/28/07            410,000
           Maryann Bastnagel        110,000          11.4           14.00          7/28/07            903,000
           Imad Khalidi                --             --             --               --                 --
           Suzanne B. Bell           25,000           2.6           14.00          7/28/07            205,000

         ---------------
         (1) Calculated using the Black-Scholes valuation method.

         None of the Named Executive Officers exercised any stock options during 1997.

DIRECTOR COMPENSATION

         Directors who are also employees of the Company or one of its subsidiaries do not receive additional compensation for serving as directors. Each director who is not an employee of the Company or one of its subsidiaries receives a fee of $2,000 for attendance at each Board of Directors' meeting and $1,000 for each committee meeting (unless held on the same day as a Board of Directors' meeting). Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof incurred in their capacity as directors.

         The Company's 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan") , which was adopted by the Board of Directors and approved by the Company's stockholders in 1997, provides for: (i) the automatic grant to each non-employee director and Advisory Director (a "Participant") serving at the commencement of the initial public offering of an option to purchase 10,000 shares; and thereafter (ii) the automatic grant to each Participant of an option to purchase 10,000 shares upon such person's initial election as a director or appointment as an Advisory Director. In addition, the Directors' Plan provides for an automatic annual grant to each Participant of an option to purchase 5,000 shares at each annual meeting of stockholders following the Offering; provided, however, that if the first annual meeting of stockholders following a person's initial election as a non-employee director or appointment by the Board as an Advisory Director is within three months of the date of such election or appointment, such person will not be granted an option to purchase 5,000 shares of Common Stock at such annual meeting. These options will have an exercise price per share equal to the fair market value of a share at the date of grant. Options granted under the Directors' Plan will expire at the earlier of 10 years from the date of grant or one year after termination of service as a director or advisor, and options will be immediately exercisable. In addition, the Directors' Plan permits Participants to elect to receive, in lieu of cash directors' fees, shares or credits representing "deferred shares" that may be settled at future dates, as elected by the Participants. The number of shares or deferred shares received will be equal to the number of shares which, at the date the fees would otherwise be payable, will have an aggregate fair market value equal to the amount of such fees. The Company has reserved 100,000 shares of Common Stock for use in connection with the Directors' Plan. Upon consummation of the initial public offering, Messrs. Blutinger, Bullock, Zanzotto and Potter each received options to purchase 10,000 shares.

EXECUTIVE COMPENSATION; EMPLOYMENT AGREEMENTS; COVENANTS-NOT-TO-COMPETE

         The Company was incorporated in April 1996, however, the Company did not conduct operations or generate revenue and did not pay any of its executive officers compensation as employees until July 1997. During 1997, its most highly compensated executive officers were Messrs. Vittoria, Moriarty and Khalidi and Ms. Bastnagel, Ms. Vales and Ms. Bell. The Company granted Messrs. Vittoria and Moriarty and Ms. Bastnagel, Ms. Vales and Ms. Bell options to purchase 100,000, 75,000, 110,000, 50,000 and 25,000 shares of Common Stock, respectively, at $14.00 per share, the initial public offering price. These options will vest in equal installments on each of the first four anniversaries of the initial offering.

         Mr. Vittoria has entered into an employment agreement with the Company providing for an annual base salary of $200,000. Mr. Moriarty has entered into an employment agreement with the Company providing for an annual base salary of $150,000 plus in the first year a guaranteed minimum bonus of $75,000. Ms. Vales, Mr. Khalidi, Ms. Bastnagel and Ms. Bell each have entered into an employment agreement with the Company providing for an annual base salary of $150,000, $140,000, $150,000 and $125,000, respectively. Each of these agreements is for a term of three years. In addition, certain executive officers of the Operating Companies, including Messrs. Falcone, Heller and Przywara and Ms. Parker, members of the Board of Directors, have entered into employment agreements. Effective July 28, 1997, Mr. Falcone's and Ms. Parker's employment agreements are for a term of five years; Mr. Heller's and Mr. Przywara's employment agreements are for a term of three years (in each case, the "Initial Term"). Unless terminated or not renewed by the Company or the employee, the term will continue thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal. Each employment agreement contains a covenant not to compete (the "Covenant") with the Company for a period of two years immediately following termination of employment or, in the case of a termination by the Company without cause in the absence of a change in control, for a period of one year following termination of employment. Under this Covenant, the executive officer is prohibited from: (i) engaging in any travel service business in direct competition with the Company within defined geographic areas in which the Company or its subsidiaries does business; (ii) enticing a managerial employee of the Company away from the Company; (iii) calling upon any person or entity which is, or has been, within one year prior to the date of termination, a customer of the Company; or (iv) calling upon a prospective acquisition candidate which the employee knew was approached or analyzed by the Company, for the purpose of acquiring the entity. The Covenant may be enforced by injunctions or restraining orders and shall be construed in accordance with the changing activities, business and location of the Company.

         Each of these employment agreements provides that, in the event of a termination of employment by the Company without cause during the Initial Term the employee will be entitled to receive from the Company an amount equal to his or her then current salary for the remainder of the Initial Term or for one year, whichever is greater. In the event of a termination of employment without cause after the Initial Term of the employment agreement, the employee will be entitled to receive an amount equal to his or her then current salary for one year. In either case, payment is due in one lump sum on the effective date of termination. In the event of a change in control of the Company (as defined in the agreement) during the Initial Term, if the employee is not given at least five days' notice of such change in control and the successor's intent to be bound by such employment agreement, the employee may elect to terminate his or her employment and receive in one lump sum three times the amount he or she would receive pursuant to a termination without cause during the Initial Term. The employment agreements of Messrs. Falcone, Heller, Khalidi and Przywara and Ms. Parker also state, that in the event of a termination without cause by the Company or a change in control, the employee may elect to waive the right to receive severance compensation and, in such event, the noncompetition provisions of the employment agreement will not apply. In the event the employee is given at least five days' notice of such change in control, the employee may elect to terminate his or her employment agreement and receive in one lump sum two times the amount he or she would receive pursuant to a termination without cause during the Initial Term. In such an event, the noncompetition provisions of the employment agreement would apply for two years from the effective date of termination.

         Each agreement with respect to the acquisition of an Operating Company also contains a similar covenant prohibiting sellers from competing with the Company for a periods following the consummation of the respective acquisition.

1997 LONG-TERM INCENTIVE PLAN

         In May 1997, the Board of Directors and the Company's stockholders approved the Company's 1997 Long-Term Incentive Plan (the "Plan"). The purpose of the Plan is to provide directors, officers, employees, consultants and independent contractors with additional incentives by increasing their ownership interests in the Company. Individual awards under the Plan may take the form of one or more of: (i) either incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"); (ii) stock appreciation rights ("SARs"); (iii) restricted or deferred stock; (iv) dividend equivalents; and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the Common Stock. The Compensation Committee of the Board of Directors administers the Plan and generally selects the individuals who will receive awards and the terms and conditions of those awards.

         The Company initially reserved 900,000 shares of Common Stock for use in connection with the Plan. Beginning with the initial public offering and continuing each fiscal quarter thereafter, the number of shares available for use in connection with the Plan is the greater of 900,000 shares or 12% of the aggregate number of shares of Common Stock outstanding on the last day of the preceding calendar quarter. As of January 1, 1998, 1,219,969 shares are reserved for use in connection with the Plan, of which 922,250 shares have been granted. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

         The Plan will remain in effect until terminated by the Board of Directors. The Plan may be amended by the Board of Directors without the consent of the stockholders of the Company, except that any amendment, although effective when made, will be subject to stockholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted.

INDEMNIFICATION AGREEMENTS

         The Company has entered into indemnification agreements with each of the Company's directors and executive officers. The indemnification agreements require, among other things, that the Company indemnify its directors and executive officers to the fullest extent permitted by law, and advance to the directors and executive officers all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted. The Company must also indemnify and advance all expenses incurred by directors and executive officers seeking to enforce their rights under the Company's directors' and officers' liability insurance. Although the form of indemnification agreement offers substantially the same scope of coverage afforded by provisions in the Charter and Bylaws, it provides greater assurance to directors and executive officers that indemnification will be available, because, as a contract, it cannot be modified unilaterally in the future by the Board of Directors or by the stockholders to eliminate the rights it provides.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is composed of Tommaso Zanzotto and Elan Blutinger. Mr. Zanzotto has never been an officer or employee of the Company or its subsidiaries. Mr. Blutinger was an officer of the Company prior to the Company's initial public offering. The Company was initially capitalized by Alpine Consolidated, LLC, a consolidator of highly fragmented businesses, of which Elan Blutinger is a Managing Director, and Capstone Partners, LLC. As a result of a 5,444.45 for one stock split effective on May 14, 1997, the 300 shares of Common Stock initially issued by the Company to its founders, including Alpine Consolidated, LLC, totaled 1,633,335 shares on the consummation of the initial public offering. In addition, prior to consummation of the initial public offering, TSGI Funding, LLC ("TSGI"), a Delaware limited liability company, extended loans to the Company from time to time in amounts equal to the legal, accounting and other transactional costs, expenses and disbursements incurred by the Company in connection with the acquisitions of the Founding Companies and the initial public offering. The member managers of TSGI were Alpine Consolidated, LLC and Capstone Partners, LLC. All amounts loaned by TSGI were repaid, without interest, by the Company on July 28, 1997, upon consummation of the initial public offering. Such loans aggregated $950,000.

REPORT OF THE COMPENSATION COMMITTEE

         The Compensation Committee has the authority to determine the compensation of the Company's executive officers and the executive officers of the Company's subsidiaries, and to administer the Company's Plan. The Compensation Committee was constituted on August 11, 1997, and currently consists of two outside directors who are not officers or employees of the Company. In general, the goals of the Compensation Committee are to enable the Company to (1) recruit, develop and retain highly motivated and qualified managers; (2) maximize financial performance, balancing appropriately the short and long term goals of the Company; and (3) align the interests of Company management with those of its stockholders through the use of stock options and incentives tied to increases in stockholder value.

         During 1997, the executive officers were compensated pursuant to employment agreements entered into in connection with the Company's initial public offering and prior to the appointment of the Compensation Committee. Accordingly, the Compensation Committee did not determine the basis for the compensation paid.

         In addition to compensation through base salaries, the Compensation Committee has the authority to issue performance-based bonuses. Bonus payments made in connection with performance in 1997 were made in cash. In the future, such bonus payments may, in the discretion of the Compensation Committee, be made in cash or stock options. The Compensation Committee is responsible for the selection of the employees to whom options will be granted, the number of shares subject to each such option and the terms and conditions of such options, consistent with the Plan. The Compensation Committee seeks to use the Plan as a means to motivate the Company's management and key personnel. In addition to year-end performance bonuses, determinations of option grants may be made during the year, either in connection with new acquisitions, additional equity offerings by the Company, or the addition of new key personnel, as appropriate in furtherance of the Company's objectives. Such objectives may include recognition of past qualitative performance and incentives to continue the growth and profits of the Company's business. To facilitate the Compensation Committee's achievement of its goals, the committee has engaged an outside consulting firm to evaluate the compensation structure and make recommendations to the committee.

         Section 162(m) of the Internal Revenue Code generally limits the tax deduction to public companies for compensation over $1 million paid to a corporation's chief executive officer and the four next most highly compensated executive officers, except to the extent that any such excess compensation is paid pursuant to a performance-based or stock option plan that has been approved by stockholders. The Compensation Committee will study the potential impact of
Section 162(m) and will, to the extent it deems appropriate, take reasonable steps to minimize or eliminate any potential impact of Section 162(m) on the Company, while at the same time preserving the objective of providing appropriate incentive awards. The Compensation Committee believes that there are no current executive compensation programs or outstanding awards that would be impacted by Section 162(m).

                COMPENSATION COMMITTEE

                Elan J. Blutinger
                Tommaso Zanzotto

PERFORMANCE GRAPH

         The following graph provides a comparison of the cumulative total stockholder return for the period from July 22, 1997 (the date on which the Company's common stock commenced trading on the Nasdaq Stock Market) to December 31, 1997 (assuming reinvestment of dividends, if any) among the Company, the Standard & Poor 500 Index and the Russell 2000 Index. The Company does not believe that it can reasonably identify a peer group or published industry or line-of-business index for comparison to the Company. Therefore, the Russell 2000 Index has been used by the Company for comparison purposes because it represents growth companies with market capitalizations similar to the Company.

                          TOTAL RETURN - DATA SUMMARY

                                                    CUMULATIVE TOTAL RETURN
                                     ----------------------------------------------------
                                     7/24/97   7/97   8/97   9/97   10/97   11/97  12/97

TRAVEL SERVICES INTERNATIONAL, INC.      100    146    174    148     160    154     170

STANDARD & POOR'S 500                    100    108    102    107     104    109     111

RUSSELL 2000                             100    105    107    115     110    109     111

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of March 25, 1998 by:
(i) each person known to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; (iii) each Named Executive Officer; and (iv) all executive officers and directors as a group. All persons listed have sole voting and investment power with respect to their shares, unless otherwise indicated.

                    NAME AND ADDRESS                                                       PERCENTAGE
              OF BENEFICIAL OWNER (1)                                     SHARES              OWNED
              -----------------------                                     ------              -----

          Joseph V. Vittoria ....................................         345,000               3.3%
          Michael J. Moriarty....................................          45,833               *
          Jill M. Vales..........................................          42,833               *
          Maryann Bastnagel......................................           1,000               *
          Suzanne B. Bell (2)....................................          29,500               *
          Robert G. Falcone (3)..................................         300,000               2.9%
          Wayne Heller (4).......................................         908,334               8.9%
          Imad Khalidi...........................................         500,000               4.8%
          Susan Parker(5)........................................         902,778               8.7%
          John W. Przywara.......................................         194,445               1.9%
          Elan J. Blutinger (6)(7)...............................         323,693               3.0%
          D. Fraser Bullock (6)..................................         241,328               2.2%
          Tommaso Zanzotto (6)...................................          10,242               *
          Alex Cecil (8).........................................       1,083,334               10.5%
          All Directors and Executive Officers
          as a Group (15 persons) (9)............................       3,849,986               37.1%

------------------
*  Less than 1.0%
(1) Unless indicated otherwise, the address of the beneficial owners is, c/o Travel Services International, Inc., 220 Congress Park Drive, Delray Beach, Florida 33445.
(2)  Includes 5,000 shares owned by Ms. Bell's spouse.
(3) Includes 100,000 shares owned by Judith A. Falcone, his spouse, and 50,000 shares owned by a trust for the benefit of Mr. Falcone's'children. Mr. Falcone is a trustee of such trust.

(4) These shares are held of record by J&W Heller Corp., a corporation of which Mr. Heller is a 50% stockholder. The remaining 50% of the ownership of J&W Heller Corp. is held by Judy Heller, Mr. Heller's spouse.
(5) These shares are held of record by 800 Ideas, Inc., a corporation of which Ms. Parker is the sole stockholder.
(6)  Includes 10,000 shares which may be acquired upon the exercise of options.
(7) Excludes 39,000 shares held by trusts for the benefit of Mr. Blutinger's minor children. Mr. Blutinger disclaims ownership of such shares.
(8) These shares are held of record by Greystones, Inc., a corporation of which Mr. Cecil is the sole voting stockholder. Mr. Cecil's address is c/o Auto Europe, 39 Commercial Street, Portland, ME 04112.
(9)  Includes 30,000 shares that may be acquired upon the exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FORMATION, INITIAL PUBLIC OFFERING AND FOUNDING COMPANY ACQUISITIONS

         The Company was formed in April 1996. The Company was initially capitalized by Alpine Consolidated, LLC, a consolidator of highly fragmented businesses, of which Elan Blutinger and D. Fraser Bullock, Directors of the Company, are Managing Directors, and Capstone Partners, LLC, a venture firm specializing in consolidation transactions, of which Leonard Potter, who is an Advisory Director to the Board, is a Managing Director. As a result of a 5,444.45 for one stock split effective on May 14, 1997, the 300 shares of Common Stock initially issued by the Company to its founders totaled 1,633,335 shares on the consummation of the initial public offering.

         Prior to consummation of the initial public offering, TSGI Funding, LLC ("TSGI"), a Delaware limited liability company, extended loans to Travel Services International, Inc. from time to time an amount equal to the legal, accounting and other transactional costs, expenses and disbursements incurred by the Company in connection with the acquisitions of the Founding Companies and the initial public offering. The member managers of TSGI were Alpine Consolidated, LLC and Capstone Partners, LLC. All amounts loaned by TSGI to Travel Services International, Inc. were repaid, without interest, by the Company on July 28, 1997, upon consummation of the initial public offering. Such loans aggregated $950,000.

         The aggregate consideration paid by the Company in the acquisitions of the Founding Companies consisted of approximately $29.1 million in cash and 3,422,225 shares of Common Stock. In addition, certain non-operating assets with a net book value of approximately $2.2 million were excluded from the Combinations and retained by certain stockholders of the Founding Companies. The following table sets forth the consideration paid to each of the Founding Companies.

              COMPANY                                CASH             SHARES
              -------                                ----             ------

                                             (IN THOUSANDS)
          Auto Europe...................              $5,000        1,083,334
          Cruises Only..................               9,211          908,334
          Travel 800....................               9,241          902,778
          Cruises Inc...................               3,431          333,334
          D-FW Tours....................               2,215          194,445
                                                     -------        ---------
             Total......................             $28,098        3,422,225
                                                     =======        =========


         The consideration paid for the Founding Companies was determined through arm's-length negotiations between the Company and representatives of each Founding Company. The cash portion includes working capital adjustments, reimbursements of certain legal and accounting fees incurred by stockholders and estimated reimbursements to certain stockholders for certain taxes that will be incurred by them in connection with the Combinations. The factors considered by the parties in determining the consideration paid included, among others, the historical operating results, the net worth, the levels and type of indebtedness and the future prospects of the Founding Companies. Each Founding Company was represented by independent counsel in the negotiation of the terms and conditions of the Combinations.

         Pursuant to the agreements entered into in connection with the acquisitions of the Founding Companies, the stockholders of the Founding Companies agreed not to compete with the Company for three years, commencing on the date of consummation of the Offering.

         Prior to the initial public offering, substantially all the indebtedness of the Founding Companies was personally guaranteed by their respective stockholders or by entities controlled by such stockholders. In connection with the Combinations, the Company assumed all remaining payment obligations of such indebtedness. Indebtedness assumed as of July 28, 1997 includes the following: (i) Auto Europe's mortgage note payable to Key Bank of $1,181,000, bearing interest at prime plus 1%, payable in monthly principal installments of $7,000, maturing in August 2002; (ii) Auto Europe's mortgage note payable to U.S. Small Business Administration of $735,000, bearing interest at 7.25%, payable in monthly principal and interest payments of $6,000, maturing in October 2016; (iii) Cruises Only mortgage payable of $1,947,000 to Barnett Bank, bearing interest at 7.8% with monthly payments of $17,000 through October 2000 and thereafter bearing interest at a rate equal to the five year treasury yield plus 1.9% or prime, as selected by Cruises Only through maturity in October 2005; (iv) Cruises Only note payable to Barnett

Bank of $603,000, bearing interest at 8.5% with monthly payments of $12,000, maturing in 2002; and (v) Cruises Only note payable to Barnett Bank of $842,000, bearing interest at prime minus .25% with monthly payments of $20,000, maturing in 2001.

         Subsequently to the Combinations, the Company repaid the mortgage to the Small Business Administration as required upon the change in ownership, and Cruises Only's obligations to Barnett Bank were modified to include a fixed interest rate of 7.2% and to pledge as collateral Company funds totaling $3 million.

         In connection with the Combinations, as a consideration for their interests in the Founding Companies, certain directors and holders of more than 5% of the outstanding shares of the Company, together with their spouses or trusts for the benefit of their immediate family members, received cash and shares of Common Stock of the Company as follows:

                                                     CASH               SHARES
                                                     ----               ------
           Alex Cecil...................           $5,000,000         1,083,334
           Robert G. Falcone............           $3,431,000           300,000
           Wayne Heller.................           $9,211,000           908,334
           Susan Parker.................           $9,241,000           902,778
           John Pryzwara................           $2,215,000           194,445

OTHER TRANSACTIONS

         Since 1990, Cruises Inc. has leased office space from Pioneer Park I Company ("Pioneer") pursuant to a lease dated August 9, 1990, as subsequently amended and supplemented. One of the principals of Pioneer is Michael Falcone, the brother of Robert Falcone. The rent paid by Cruises Inc. to Pioneer during 1997 was $201,000. The lease terminates on February 28, 2006.

         Prior to the initial public offering, 800 Ideas, Inc., the predecessor to Travel 800 and a company controlled by Susan Parker, a director and greater than 5% stockholder of the Company, entered into a Custom Network Service Arrangement ("CNSA") with Sprint Communications Company LP for long distance telephone services. This contract was not transferred as part of the Combinations, but was retained by 800 Ideas, Inc. Travel 800 continues to utilize long distance telephone services under the CNSA and pays for its portion of usage under the CNSA.

         Jacqueline Duffort Cecil, the wife of Alex Cecil, a holder of more than 5% of the outstanding shares of the Company and the Chief Executive Officer of Auto Europe prior to July 1997, loaned $300,000 to Auto Europe on December 31, 1995 and 1996 at an interest rate of prime plus 1%. Auto Europe repaid this in February 1997.

         During 1995, Auto Europe advanced $2.1 million to Alex Cecil who used the advance to purchase an island off the coast of Maine. Subsequently he contributed this island to Auto Europe in return for the cancellation of his obligations on the advance. This island was not included in the assets of Auto Europe acquired by the Company in July 1997.

         Auto Europe has purchased computer equipment from The Seris II Group, which is owned by Imad Khalidi, a director of the Company and Chief Executive Officer of Auto Europe, and certain other employees of Auto Europe. Auto Europe purchases the equipment at cost to The Seris II Group. Auto Europe purchased $134,000 worth of computer supplies and equipment from The Seris II Group during 1997.

         Prior to the initial public offering, Auto Europe extended a loan to Imad Khalidi, a director of the Company and Chief Executive Officer of Auto Europe. The indebtedness is evidenced by a note, the principal amount of which is $326,000. The note bears interest at 6% and is payable on September 30, 1998.

COMPANY POLICY

         Following the initial public offering in July 1997, any transactions with officers, directors and affiliates will be approved by a majority of the Board of Directors, including a majority of the disinterested members of the Board of Directors.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

       Reference is made to the index set forth on page F-1 of this Report.

    2. FINANCIAL STATEMENT SCHEDULES:

       Reference is made to the index set forth on page F-1 of this Report.

    3. EXHIBITS:

EXHIBIT                          DESCRIPTION OF EXHIBIT
NO.

2.1 Agreement and Plan of Organization, dated as of May 9, 1997, among Travel Services International, Inc., Auto-Europe, Inc. (Maine), Imad Khalidi, Alex Cecil and Wilfred Diller, as trustee for Thurston Cecil and Lila Cecil. (1)
2.2 Agreement and Plan of Organization, dated as of May 9, 1997, among Travel Services International, Inc., Cruises Only, Inc., Wayne Heller and Judy Heller. (1)
2.3 Agreement and Plan of Organization, dated as of May 9, 1997, among Travel Services International, Inc., 800-Ideas, Inc. and Susan Parker.
         (1)
2.4 Agreement and Plan of Organization, dated as of May 9, 1997, among Travel Services International, Inc., Cruises, Inc., Robert G. Falcone, Judith A. Falcone and Pamela C. Cole. (1)
2.5 AmendednandnRestatedfCertificateoof Incorporationa(2), 1997, among Travel Services International, Inc., D-FW Tours, Inc., D-FW Travel Arrangements, Inc., John W. Przywara and Sharon S. Przywara. (1)
2.6 First Amendment to Agreement and Plan of Organization among Travel Services International, Inc., Auto-Europe, Inc. (Maine), Imad Khalidi Alex Cecil and Wilfred Diller, as trustee for Thurston Cecil and Lila Cecil. (2)
2.7 First Amendment to Agreement and Plan of Merger, dated as of June 30, 1997, by and among Travel Services International, Inc., Cruises, Inc., Robert G. Falcone, Judith A. Falcone, and Pamela C. Cole. (2)
2.8 First Amendment to Agreement and Plan of Merger, dated as of June 30, 1997, by and among Travel Services International, Inc., Cruises Only, Inc., Wayne Heller and Judy Heller. (2)
2.9 First Amendment to Agreement and Plan of Merger, dated as of June 30, 1997, by and among Travel Services International, Inc., D-FW Travel Arrangements, Inc., John W. Przywara and Sharon Scott Przywara. (2)
2.10 First Amendment to Agreement and Plan of Merger, dated as of June 30, 1997, by and among Travel Services International, Inc., 800-Ideas, Inc. and Susan Parker. (2)
3.1      Amended and Restated Certificate of Incorporation(1)
3.2      Bylaws (1)
4.1      Specimen Common Stock Certificate (2)
4.2 Form of Restriction and Registration Rights Agreement, dated as of July 28, 1997, between Travel Services International, Inc. and the each of the persons listed on the schedule thereto. (4)
10.1 Amended and Restated Employment Agreement, dated as of July 22, 1997, between Travel Services International, Inc. and Joseph V. Vittoria. (4)
-- Amended and Restated Employment Agreement, dated as of May 12, 1997, between Travel Services, International, Inc. and Jill M. Vales. (4)
-- Amended and Restated Employment Agreement, dated as of June 6, 1997, between Travel Services International, Inc. and Michael J. Moriarty.
         (4)
-- Employment Agreement, dated July 22, 1997, between Travel Services International, Inc. and Mel Robinson. (4)

-- Employment Agreement, dated July 22, 1997, among Travel Services International, Inc., Auto Europe, LLC and Imad Khalidi. (4)
-- Employment Agreement, dated July 18, 1997, among Travel Services International, Inc., Auto Europe, LLC and Alex Cecil. (4)
-- Employment Agreement, dated July 22, 1997, among Travel Services International, Inc., Cruises, Inc. and Robert Falcone. (4)
-- Employment Agreement, dated July 22, 1997, among Travel Services International, Inc., Cruises, Inc. and Judith Falcone. (4)
-- Employment Agreement, dated July 22, 1997, among Travel Services International, Inc., Cruises, Inc. and Holley Christen. (4)
-- Employment Agreement, dated July 22, 1997, among Travel Services International, Inc., Cruises Only, LLC and Wayne Heller. (4)
-- Employment Agreement, dated July 22, 1997, among Travel Services International, Inc., Cruises Only, LLC and Judy Heller. (4)
-- Employment Agreement, dated July 22, 1997, among Travel Services International, Inc., Travel 800, LLC and Susan Parker (4)
10.2 Form of Indemnification Agreement, dated July 28, 1997, between Travel Services International, Inc. and each of the persons set forth on the schedule thereto. (4)
10.3     1997 Long Term Incentive Plan (3)
10.4     Non-Employee Directors' Stock Plan (3)
10.6 Employment Agreement, dated July 25, 1997, between Travel Services, International, Inc. and Suzanne B. Bell. (4)
10.7 Employment Agreement, dated as of July 25, 1997, between Travel Services International, Inc. and Maryann Bastnagel. (4)
10.8 Credit Agreement, dated as of October 15, 1997, by and between Travel Services International, Inc. and NationsBank, N.A. (4)
10.9 Stock Purchase Agreement, dated as of October 28, 1997, among Travel Services International, Inc., CruiseOne, Inc., Anthony J. Persico and Charlotte Luna, as amended. (5)
10.10 Stock Purchase Agreement, dated as of October 28, 1997, among Travel Services International, Inc., Cruise World, Inc., and the sellers named therein, as amended. (5)
10.11 Stock Purchase Agreement, dated as of October 28, 1996, among Travel Services International, Inc., Ship `N' Shore Cruises, Inc., Cruise Time, Inc., SNS Coachline, Inc., Cruise Mart, Inc., SNS Travel Marketing, Inc. and Natalee Stutzman, as amended. (5)
10.12 Asset Purchase Agreement, dated as of February 9, 1998, among Travel Services International, Inc., Gold Coast Travel Agency Corporation, Inc. and Rhea Sherota. (6)
10.13 Employment Agreement, dated as of January 19, 1998, between Travel Services International, Inc. and John C. De Lano.
11       Schedule of Computations of Earnings Per Share
21       Subsidiaries of the registrant
27       Financial Data Schedule
--------------------------
(1) Previously filed as the same Exhibit number on May 14, 1997, under a Registration Statement on Form S-1 (file no. 333-27125).

(2) Previously filed as the same Exhibit number on July 1, 1997 under a Registration Statement on Form S-1 (file no. 333-27125).
(3) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 1997.
(4) Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997.
(5) Previously filed as an exhibit to the Company's Form 8-K dated November 19, 1997.
(6) Previously filed as an exhibit to the Company's Form 8-K dated February 9, 1998.



(b)    REPORTS ON FORM 8-K

         The Company filed the following reports on Form 8-K during the year ended December 31, 1997:

                  Report on Form 8-K, dated November 19, 1997

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Delray Beach, State of Florida, on the 30th day of March, 1998.

                                            TRAVEL SERVICES INTERNATIONAL, INC.

                                            By: /s/ Joseph V. Vittoria
                                                --------------------------------
                                            Joseph V. Vittoria
                                            Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        SIGNATURE                                             TITLE                                           DATE
        ---------                                             -----                                           ----

         /s/ Joseph V. Vittoria
         ----------------------
         Joseph V. Vittoria         Chairman of the Board, Chief Executive Officer, Director                  March 30, 1998
                                    (Principal Executive Officer)

         /s/ Jill M. Vales
         ----------------------
         Jill M. Vales              Senior Vice President, Chief Financial Officer                            March 30, 1998
                                    (Principal Financial Officer and Principal Accounting Officer)

         /s/ Robert G. Falcone
         ----------------------
         Robert G. Falcone          Director                                                                  March 30, 1998

         /s/ Wayne Heller
         ----------------------
         Wayne Heller               Director                                                                  March 30, 1998

         /s/ Imad Khalidi
         ----------------------
         Imad Khalidi               Director                                                                  March 30, 1998


         ----------------------
         Susan Parker               Director                                                                  March   , 1998

         /s/ John Przywara
         ----------------------
         John Przywara              Director                                                                  March 30, 1998

         /s/ Elan Blutinger
         ----------------------
         Elan Blutinger             Director                                                                  March 30, 1998

         /s/ Fraser Bullock
         ----------------------
         Fraser Bullock             Director                                                                  March 30, 1998

         /s/ Tommaso Zanzotto
         ----------------------
         Tommaso Zanzotto           Director                                                                  March 30, 1998

                                 EXHIBIT INDEX


EXHIBIT                            DESCRIPTION


10.13 Employment Agreement, dated as of January 19, 1998, between Travel Services International, Inc. and John C. De Lano.

11       Schedule of Computations of Earnings Per Share

21       Subsidiaries of the registrant

27       Financial Data Schedule