Form 10-Q
period 1998-03-31
TRAVEL SERVICES INTERNATIONAL INC
filed 1998-05-15
CIK 1039064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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

Yes  X   No  __

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 11, 1998, was 10,504,826.

                       TRAVEL SERVICES INTERNATIONAL, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----

PART I     FINANCIAL INFORMATION...........................................................................3

Item 1.    Financial Statements............................................................................3

           Consolidated Balance Sheets as of December 31, 1997 and March 31, 1998 .........................3

           Consolidated Statements of Income -- Historical for the Three Months Ended
           March 31, 1997 and 1998.........................................................................4

           Consolidated Statements of Income -- Pro Forma for the Three Months Ended
           March 31, 1997 and 1998.........................................................................5

           Consolidated Statements of Cash Flows -- Historical for the Three Months
           Ended March 31, 1997 and 1998...................................................................6

           Notes to Consolidated Financial Statements......................................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and

           Results of Operations..........................................................................11

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................16

Item 2.    Changes in Securities and Use of Proceeds......................................................16

Item 5.    Other Information..............................................................................16

Item 6.    Exhibits and Reports on Form 8-K...............................................................17

SIGNATURES................................................................................................18

PART I - FINANCIAL STATEMENTS
ITEM 1.     FINANCIAL STATEMENTS

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                    DECEMBER 31,        MARCH 31,
                                                                        1997               1998
                                                                  -----------------  -----------------
                             ASSETS
Current Assets:
  Cash and cash equivalents                                        $         7,257    $        20,619
  Accounts receivable, net of
    allowance of $144 and $134, respectively                                 4,819              6,880
  Receivables from affiliates and employees                                    444                407
  Prepaid expenses                                                             899              1,598
  Deferred income taxes                                                        773              1,160
  Other current assets                                                         208                185
                                                                  -----------------  -----------------
     Total current assets                                                   14,400             30,849

Property and equipment, net                                                 11,266             12,225
Goodwill, net                                                               41,701             56,220
Notes Receivables from employees                                               214                176
Other assets                                                                   726              1,054

                                                                  -----------------  -----------------
     Total assets                                                  $        68,307    $       100,524
                                                                  =================  =================

                  LIABILITIES AND STOCKHOLDERS'
                             EQUITY
Current Liabilities:
  Current maturities of long-term debt                             $           433    $           472
  Due to affiliates and employees                                              478              1,433
  Trade payables and accrued expenses                                       12,293             28,533
                                                                  -----------------  -----------------
     Total current liabilities                                              13,204             30,438

Borrowings under line of credit                                                  -              8,600
Long-term debt, net of current portion                                       4,129              4,099
Deferred income and other long-term liabilities                                136                197


Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value;  1,000,000 shares authorized;
  none outstanding                                                               -                  -
Common stock, $0.01 par value;  50,000,000 shares authorized;
  10,319,250 and 10,504,826 shares outstanding, respectively                   103                105
Additional paid-in capital                                                  48,000             52,452
Retained earnings                                                            2,735              4,633
                                                                  -----------------  -----------------
     Total stockholders' equity                                             50,838             57,190
                                                                  -----------------  -----------------
     Total liabilities and stockholders' equity                    $        68,307    $       100,524
                                                                  =================  =================


The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME - HISTORICAL
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                  ------------------------------------
                                                                        1997               1998
                                                                  -----------------  -----------------
Net revenues                                                       $        11,302    $        24,936
Operating expenses                                                           7,580             14,237
                                                                  -----------------  -----------------
     Gross profit                                                            3,722             10,699

General and administrative expenses                                          3,046              6,977
Goodwill amortization                                                            -                407
                                                                  -----------------  -----------------
     Income from operations                                                    676              3,315

Interest expense and other, net                                                 63                 43
                                                                  -----------------  -----------------
     Income before income taxes                                                613              3,272

Provision for income taxes                                                     257              1,374
                                                                  -----------------  -----------------
     Net income                                                    $           356    $         1,898
                                                                  =================  =================


Basic earnings per share                                           $          0.14    $          0.18
                                                                  =================  =================

Diluted earnings per share                                         $          0.14    $          0.18
                                                                  =================  =================

Shares used in computing basic earnings per share                        2,587,873         10,427,197
                                                                  =================  =================

Shares used in computing diluted earnings per share                      2,587,873         10,817,991
                                                                  =================  =================



The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - PROFORMA
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                  ------------------------------------
                                                                        1997               1998
                                                                  -----------------  -----------------
Net revenues                                                       $        18,609    $        24,936
Operating expenses                                                          11,734             14,237
                                                                  -----------------  -----------------
     Gross profit                                                            6,875             10,699

General and administrative expenses                                          3,719              6,936
Goodwill amortization                                                          309                407
                                                                  -----------------  -----------------
     Income from operations                                                  2,847              3,356

Interest expense and other, net                                                104                 43
                                                                  -----------------  -----------------
     Income before income taxes                                              2,743              3,313

Provision for income taxes                                                   1,152              1,391
                                                                  -----------------  -----------------
     Net income                                                    $         1,591    $         1,922
                                                                  =================  =================

Diluted pro forma earnings per share                               $          0.15    $          0.18
                                                                  =================  =================

Shares used in computing diluted pro forma earnings per share           10,286,265         10,817,991
                                                                  =================  =================



The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                  ------------------------------------
                                                                        1997               1998
                                                                  -----------------  -----------------
 Cash from operating activities:
   Net income                                                            $ 356            $ 1,898
   Adjustments to reconcile net income to net
   cash provided by operating activities
     Depreciation and Amortization                                         269                852
     Amortization of unearned compensation                                   -                  3
     Changes in operating assets and liabilities:
       Accounts receivables                                               (314)            (1,728)
       Receivables andd notes from affiliates and employees                 92                 75
       Prepaid expenses                                                     69               (212)
       Deferred income taxes                                                 -               (387)
       Other assets                                                        (75)              (297)
       Trade payables and accrued expenses                               5,524             13,953
                                                                  -----------------  -----------------
     Net case provided by operating activities                           5,921             14,157

 Cash flows from investing activities:
   Capital expenditures                                                   (509)              (897)
   Proceeds from sale of property and equipment                             30                  -
   Cash paid for acquisitions, net of cash acquired                          -             (8,249)
                                                                  -----------------  -----------------
     Net cash used in investing activities                                (479)            (9,146)

 Cash flows from financing activities:
   Proceeds from long-term debt and lines of credit                          -              8,600
   Payments on long-term debt and lines of credit                       (2,422)              (249)
                                                                  -----------------  -----------------
     Net cash provided by (used in) financing activities                (2,422)             8,351

 Net increase in cash and cash equivalents                               3,020             13,362

 Cash and cash equivalents, beginning of period                          1,548              7,257
                                                                  -----------------  -----------------

 Cash and cash equivalents, end of period                              $ 4,568           $ 20,619
                                                                  =================  =================


 Supplemental cash flow information:
   cash paid for interest                                                $ 111              $ 240
                                                                  =================  =================



The accompanying notes are an integral part of these financial statements.

                       TRAVEL SERVICES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The interim Consolidated Financial Statements as of March 31, 1998 and for the three months ended March 31, 1997 and 1998 are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows with respect to interim financial statements, have been included. Operating results for interim periods are not necessarily indicative of the results for full years as a result of seasonality and other factors.

The financial statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations related thereto, all of which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission ("SEC") on March 31, 1998.

On July 28, 1997, Travel Services International, Inc. consummated its initial public offering (the "Offering") and acquired five specialized distributors of travel services (the "Founding Companies") in separate combination transactions accounted for using the purchase method of accounting (the "Combinations"). Historical financial statements do not include the operating results of the Founding Companies (other than Auto Europe, the "accounting acquiror") prior to July 1997 and, therefore, are not meaningful when comparing historical operating results for the period. Historical financial statements for the three months ended March 31, 1997 and 1998 include the operating results of five additional specialized distributors of cruise reservation services acquired from November 1997 through March 1998 under transactions accounted for using the pooling of interests method of accounting (the "Pooling Acquisitions"). Historical financial statements for the three months ended March 31, 1998 also include the operating results of three operating companies acquired during the first quarter of 1998 under transactions accounted for using the purchase method of accounting (the "Purchase Acquisitions"), from the date of acquisition through March 31, 1998. The historical financial statements for the three months ended March 31, 1997 do not include the operating results of the Purchase Acquisitions. The Founding Companies, the Pooling Acquisitions and the Purchase Acquisitions are collectively referred to as Operating Companies.

Because of the Combinations in July 1997, pro forma combined statements of income for the three months ended March 31, 1997 and 1998 have been prepared and diluted pro forma earnings per share has been computed. The pro forma financial information for the quarters ended March 31, 1997 and 1998 include the results of Travel Services International, Inc., the Founding Companies, the Pooling Acquisitions and, for the three months ended March 31, 1998, the Purchase Acquisitions, as if the Offering and the Combinations had occurred at the beginning of each respective period, along with certain adjustments associated with the Pooling Acquisitions. The pro forma results include the effects of: (i) the Combinations; (ii) non-recognition of the non-recurring, non-cash compensation charge of $7.1 million recorded by the Company in February 1997 related to common stock issued to founders and management of the Company; (iii) amortization of goodwill resulting from the Combinations; (iv) certain adjustments to salaries, bonuses, and benefits to former owners and key management of the Founding Companies and the Pooling Acquisitions, to which such persons have agreed prospectively ("Compensation Differential"); (v) reversal of acquisition costs associated with Pooling Acquisitions; and (vi) provision for income taxes as if pro forma income was subject to corporate federal and state income taxes during the periods.

Prior to the Combinations, the Founding Companies were not under common control or management; accordingly, the pro forma combined financial information may not be indicative of or comparable to the Company's post-Combination results of operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except as described below, there have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to the Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

During the three months ended March 31, 1998, the Company adopted Financial Standards Board Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The following types of items are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments, unearned stock plan awards and unrealized gain/loss on securities available for sale. For the three months ended March 31, 1997 and 1998, there were no differences between net income and comprehensive income.

3. LONG-TERM DEBT AND CREDIT FACILITY

The Company has entered into a credit agreement (as amended, the "Credit Agreement") with NationsBank, N.A. ("NationsBank"), with respect to a $30 million revolving line of credit (the "Credit Facility") and a term loan facility of $2.1 million (the "Term Loan"). Borrowings under the Credit Facility and Term Loan are due October 15, 2000 and October 5, 2000, respectively. The Credit Facility may be used for letters of credit not to exceed $3 million, acquisitions, capital expenditures, refinancing of subsidiaries' debt and for general corporate purposes. As of March 31, 1998, outstanding borrowings under the Credit Facility totaled $8.6 million. On April 1, 1998, $10 million was borrowed under the Credit Facility to finance an acquisition described in Note 4 herein. For a full description of the Credit Facility refer to Note 7 to the Consolidated Financial Statements and related Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

On March 30, 1998, $3 million previously pledged to Barnett Bank was released in exchange for a guarantee by the Company of outstanding debt of one of the Founding Companies. Such debt, totaling $3,141,241, was repaid on April 28, 1998, including $1,901,838 which was refinanced using the proceeds of the Term Loan.

The Credit Agreement requires the Company to secure an interest rate hedge on fifty percent of the outstanding principal amount borrowed under the Credit Facility and one hundred percent of the outstanding balance on the Term Loan. As of May 11, 1998, the Company has entered into the following interest rate swap hedge agreements with NationsBank:

         AMOUNT            INTEREST RATE         MATURITY DATE
         ------            -------------         -------------

         $ 4,300,000                5.98%        October 15, 2000
         $ 5,000,000                6.12%        October 15, 2000
         $ 2,100,000                6.25%        October  5, 2000

The Credit Agreement requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios and restrictions on additional indebtedness, liens, guarantees, advances, capital expenditures, sale of assets and dividends. At March 31, 1998, the Company was in compliance with applicable loan covenants.

4. ACQUISITIONS AND CAPITAL STOCK

On January 20, 1998, the Company consummated the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Diplomat Tours, Inc. and International Airline Consolidators (collectively,

"Diplomat"). Diplomat is a specialized distributor of international airline reservations. The aggregate consideration paid consisted of 21,821 shares of common stock and $2.0 million in cash. The acquisition is accounted for using the purchase method of accounting. The historical operations of Diplomat when compared to the historical operations of the Company are not significant.

On February 9, 1998, the Company consummated the acquisition of all of the outstanding capital stock of Gold Coast Travel Agency Corporation, Inc. ("Gold Coast"). Gold Coast is a specialized distributor of cruise reservations. The aggregate consideration paid consisted of 163,755 shares of common stock and $6.25 million in cash. An additional $500,000 in cash may be paid as contingent consideration based upon financial performance in the 1998 fiscal year. The acquisition was accounted for using the purchase method of accounting. The historical operations of Gold Coast when compared to the historical operations of the Company are not significant.

On March 31, 1998, the Company consummated the acquisition of all of the outstanding capital stock of CruiseMasters, Inc. ("CruiseMasters"). CruiseMasters is a specialized distributor of cruise reservations. The aggregate consideration paid for this acquisition was 152,835 shares of common stock. The acquisition was accounted for using the pooling of interests method of accounting. Revenues and income generated by CruiseMasters prior to the date of acquisition and included in the accompanying consolidated statements of income before taxes for the three months ended March 31, 1997 and 1998 were as follows: net revenues of $443,000 and $347,000, respectively, and income before taxes of $158,000 and $630, respectively.

Effective April 1, 1998, the Company completed the acquisition of all of the outstanding capital stock of The Cruise Line, Inc. ("Cruise Line"). Cruise Line is a specialized distributor of cruise reservations. The aggregate consideration paid consisted of $12.5 million in cash. The acquisition will be accounted for using the purchase method of accounting. The historical operations of Cruise Line when compared to the historical operations of the Company are not significant.

5. EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in 1997. Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents. SFAS 128 had no impact on the Company's reported earnings per share for 1997 as no common share equivalents existed during this period.

A reconciliation of weighted average shares used in the calculation of historical basic and diluted earnings per share for the three months ended March 31, 1998 is as follows:

Basic common shares outstanding                             10,427,197
Dilutive effects of stock options                              390,794
                                                            ----------
Dilutive shares outstanding                                 10,817,991
                                                            ----------

Dilutive pro forma earnings per share is also presented to give effect to the Offering and the Combinations as discussed in Note 1 herein.

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions arising in the ordinary course of business. The Company believes that none of the actions currently pending will have a material adverse effect on its business, financial condition and results of operations.

The Company had outstanding irrevocable letters of credit totaling $1,210,000 at March 31, 1998, of which $820,000 were issued under the Credit Facility. The letters of credit have terms of one year or less and collateralize the Company's obligations to third parties for payment of travel obligations.

On April 22, 1998, the Company entered into an operating lease for two tour buses. The lease has a 60-month term with minimum monthly lease payments of $11,412. At the end of the lease term, if sales proceeds exceed the estimated fair market value stated in the lease, the Company shall receive such excess. Conversely, if the sales proceeds are less than the minimum sales proceeds guaranteed by the Company (which is less than the estimated fair market value), the Company shall pay the lessor an amount equal to such deficiency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) the Company's Consolidated Financial Statements and related Notes thereto included elsewhere in this Report and (ii) the Company's Consolidated Financial Statements and related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations related thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Statements contained in this discussion regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The forward looking statements are subject to numerous risks and uncertainties to the Company. See Part II, Item 5, Risk Factors and Qualification of Forward Looking Statements.

INTRODUCTION

The Company was established to create a leading specialized distributor of leisure travel services to both travel agents and travelers. The Company conducts its operations through specialized distributors of travel services (the "Operating Companies") providing airline, cruise or European auto rental reservations.

On July 28, 1997, Travel Services International, Inc. consummated its initial public offering (the "Offering") and acquired five specialized distributors of travel services (the "Founding Companies") in separate combination transactions accounted for using the purchase method of accounting (the "Combinations"). Historical financial statements do not include the operating results of the Founding Companies (other than Auto Europe, the "accounting acquiror") prior to July 1997 and, therefore, are not meaningful when comparing historical operating results for the three months ended March 31, 1997 and 1998. Historical financial statements for the three months ended March 31, 1997 and 1998 include the operating results of five additional specialized distributors of cruise reservation services acquired from November 1997 through March 1998 under transactions accounted for using the pooling of interests method of accounting (the "Pooling Acquisitions"). Historical financial statements for the three months ended March 31, 1998 also include the operating results of three operating companies acquired during the first quarter of 1998 under transactions accounted for using the purchase method of accounting (the "Purchase Acquisitions"), from the date of acquisition through March 31, 1998. The historical financial statements for the three months ended March 31, 1997 do not include the operating results of the Purchase Acquisitions.

Because of the Combinations in July 1997, pro forma combined statements of income for the three months ended March 31, 1997 and 1998 have been prepared and diluted pro forma earnings per share has been computed. The pro forma financial information for the quarters ended March 31, 1998 and 1997 include the results of Travel Services International, Inc., the Founding Companies, the Pooling Acquisitions and, for the three months ended March 31, 1998, the Purchase Acquisitions, as if the Offering and the Combinations had occurred at the beginning of each respective period, along with certain adjustments associated with the Pooling Acquisitions.

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

RESULTS OF OPERATIONS - HISTORICAL

The Combinations are accounted for under the purchase method of accounting, and Auto Europe has been designated as the accounting acquiror in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 97. Accordingly, the historical financial data for each year presented represent those of Auto Europe and the Pooling Acquisitions and include the operations of the other four Founding Companies and the Company only since July 28, 1997 and the operations of the Purchase Acquisitions since their respective consummation dates in 1998.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998
- HISTORICAL

The following table sets forth certain selected historical financial data as a percentage of net revenues for the periods indicated (dollars in thousands):

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                      1997                          1998
                                                            --------------------------    --------------------------
Net revenues                                                  $ 11,302     100.0%         $24,936     100.0%
Operating expenses                                               7,580      67.1           14,237      57.1
                                                                --------   -----          --------    -----
Gross profit                                                     3,722      32.9           10,699      42.9
General and administrative expenses,                             3,046      27.0            6,977      28.0
  excluding goodwill

Net revenues increased $13.6 million, or 120.4%, from $11.3 million in 1997 to $24.9 million in 1998. Of this increase, 19.6% is attributable to an increase in net revenues in the European auto rental segment, with the balance attributable to the Combinations on July 28, 1997 and the Purchase Acquisitions in 1998.

Operating expenses increased $6.7 million, or 88.2%, from $7.6 million in 1997 to $14.2 million in 1998. As a percentage of net revenues, total operating expenses decreased from 67.1% in 1997 to 57.1% in 1998, primarily due to the change in the mix of business by segment and as a result of lower commission expenses as a percentage of net revenues in the European auto rental segment in 1998 as compared to 1997.

General and administrative expenses increased $3.9 million, or 130%, from $3.0 million in 1997 to $7.0 million in 1998. This increase was primarily the result of expenses associated with being a public company and corporate overhead which did not exist prior to the Offering, offset somewhat by lower general and administrative expenses at Operating Companies, primarily due to the change in the mix of business by segment.

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

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998
- PRO FORMA COMBINED

The following table sets forth certain selected combined pro forma financial data as a percentage of pro forma combined net revenues for the periods indicated (dollars in thousands):

                                                                          THREE MONTHS ENDED MARCH 31,
                                                             -------------------------------------------------------
                                                                      1997                          1998
                                                             ------------------------    ---------------------------
Net revenues                                                     $18,609   100.0%            $24,936   100.0%
Operating expenses                                                11,734    63.1              14,237    57.1
                                                             -----------   -----              ------   -----
Gross profit                                                       6,875    36.9              10,699    42.9
General and administrative expenses,                               3,719    20.0               6,936    27.8
  excluding goodwill

Combined net revenues increased $6.3 million, or 33.9%, from $18.6 million in 1997 to $24.9 million in 1998. The increase in net revenue is primarily attributable to increased sales of travel services by the Company in each segment. Net revenues for the period increased 55.2%, 21.0% and 19.6%, in cruise, air and European auto rental segments, respectively. Cruise passengers handled increased from 71,000 to 106,000 (49.3%), airline tickets issued increased from 60,000 to 75,000 (25.0%) and European car rental reservations increased from 63,000 to 77,000 (22.2%). Of the 33.9% increase in combined pro forma net revenues, 9.4% was attributable to the Purchase Acquisitions and 24.5% was attributable to internal growth at the Founding Companies and the Pooling Acquisitions.

Combined operating expenses increased $2.5 million, or 21.4%, from $11.7 million in 1997 to $14.2 million in 1998. As a percentage of net revenues, total operating expenses decreased from 63.1% in the 1997 period to 57.1% in the 1998 period, primarily as a result of a decrease in commission and net advertising expenses as percentages of net revenues.

Combined general and administrative expenses increased $3.2 million, or 86.5%, from $3.7 million in 1997 to $6.9 million in 1998, and were 20.0% and 27.8%, respectively, of net revenues. This increase as a percentage of net revenues was the result of expenses associated with being a public company and corporate overhead which did not exist prior to the Offering.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL TRANSACTIONS

In the three months ended March 31, 1997 and 1998, on a historical basis, net cash provided by operating activities was approximately $5,921,000 and $14,157,000, respectively, capital expenditures were $509,000 and $897,000, respectively, and net repayment of debt was $2,422,000 and $249,000, respectively.

The Company expects to spend in excess of $8 million during 1998 for capital expenditures, including, among other things, development of technology applications, computer hardware and personal computers, telecommunications equipment, leasehold and building improvements and furniture and fixtures.

The Company issued 338,411 shares of common stock and paid $8.4 million cash consideration during the three months ended March 31, 1998 in connection with the several acquisitions described herein.

The Company believes that its capital resources are adequate in the short term. In the future, the Company may need to increase its capital resources by obtaining additional credit or by initiating additional offerings of its capital stock.

LONG-TERM DEBT AND CREDIT FACILITY

The Company has entered into a credit agreement (the "Credit Agreement") with NationsBank, N.A. with respect to a $30 million revolving line of credit (the "Credit Facility") and a term loan facility of $2.1 million (the "Term Loan"). Borrowings under the Credit Facility and Term Loan are due October 15, 2000 and October 5, 2000, respectively. The Credit Facility may be used for letters of credit not to exceed $3 million, acquisitions, capital expenditures, refinancing of subsidiaries' debt and for general corporate purposes. As of March 31, 1998, outstanding borrowings under the Credit Facility totaled $8.6 million. On April 1, 1998, an additional $10 million was borrowed under the Credit Facility to finance, in part, the acquisition of The Cruise Line, Inc.

On March 30, 1998, $3 million previously pledged to Barnett Bank was released in exchange for a guarantee by the Company of outstanding debt of one of the Founding Companies. Such debt, totaling $3,141,241, was repaid on April 28, 1998, including $1,901,838 which was refinanced using the proceeds of the Term Loan.

The Credit Agreement requires the Company to secure an interest rate hedge on fifty percent of the outstanding principal amount borrowed under the Credit Facility and one hundred percent of the outstanding balance on the Term Loan. As of May 11, 1998, the Company entered into three interest rate swap hedge agreements totaling $11.4 million and maturing in October 2000, with a weighted average fixed interest rate of 6.2%.

ACQUISITIONS

On January 20, 1998, the Company consummated the acquisition of substantially all of the assets and assumption of substantially all of the liabilities of Diplomat Tours, Inc. and International Airline Consolidators (collectively, "Diplomat"). Diplomat is a specialized distributor of international airline reservations. The aggregate consideration paid consisted of 21,821 shares of common stock and $2.0 million in cash.

On February 9, 1998, the Company consummated the acquisition of all of the outstanding capital stock of Gold Coast Travel Agency Corporation, Inc. ("Gold Coast"). Gold Coast is a specialized distributor of cruise reservations. The aggregate consideration paid consisted of 163,755 shares of common stock and $6.25 million in cash. An additional $500,000 in cash may be paid as contingent consideration based upon financial performance in the 1998 fiscal year.

On March 31, 1998, the Company consummated the acquisition of all of the outstanding capital stock of CruiseMasters, Inc. ("CruiseMasters"). CruiseMasters is a specialized distributor of cruise reservations. The aggregate consideration paid for this acquisition was 152,835 shares of common stock.

Effective April 1, 1998, the Company completed the acquisition of all of the outstanding capital stock of The Cruise Line, Inc. ("Cruise Line"). Cruise Line is a specialized distributor of cruise reservations. The aggregate consideration paid consisted of $12.5 million in cash.

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

The Company believes that aggregate costs to develop the Universal Agent and the Universal Manager will be approximately $12 to $15 million over the next three years. The Company adopted in 1997 and is in compliance with the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various legal claims and actions arising in the ordinary course of business. The Company believes that none of the actions currently known to the Company will have a material adverse effect on its business, financial condition or operations.

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

The Offered Shares were sold at a price to the public of $14.00 per share, for aggregate gross proceeds of $40,250,000. Net proceeds to the Company from the Offering (after deducting underwriting discounts, commissions and estimated offering expenses totaling $7 million, which did not include any direct or indirect payments to directors, officers, 10% stockholders or affiliates of the Company) were approximately $33.2 million. Of this amount, $29.1 million represents the cash portion of the purchase price relating to the Combinations (including $5 million paid to the former stockholder of Auto Europe, the accounting acquiror, and working capital adjustments and estimated reimbursements to stockholders of three of the Founding Companies for that had elected S Corporation status under the Internal Revenue Code for certain taxes that will be incurred by them in connection with the Combinations). The remaining $4.1 million has been used for acquisitions and general corporate purposes.

During the three months ended March 31, 1998, the Company issued shares in connection with the acquisitions of the following three Operating Companies:
21,821 shares in connection with the acquisition of Diplomat; 163,755 shares in connection with the acquisition of Gold Coast; and 152,835 shares in connection with the acquisition of CruiseMasters. The offers and sales of such shares were not registered under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 4(2) of such Act.

The Company's ability to pay dividends is restricted by the terms of the Credit Facility.

ITEM 5. OTHER INFORMATION

SHELF REGISTRATION

On May 4, 1998, the Company's Registration Statement on Form S-1 (File No. 333-50533, the "Shelf Registration") was declared effective. The Shelf Registration registers an aggregate of 3,175,000 shares of the Company's common stock, including 1,506,706 shares available for issuances by the Company in connection with future acquisitions and 1,668,294 shares that may be sold by certain stockholders of the Company.

RISK FACTORS AND QUALIFICATION OF FORWARD LOOKING STATEMENTS

The Company is subject to various risks associated with its operations, strategies, management and industry, including the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In addition, the statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements. In evaluating the Company's business, the following factors, in addition to the Risk Factors set forth in the Company's Annual Report on Form 10-K, should be carefully considered: successful integration of systems; factors affecting internal growth and management of growth; dependence on travel providers; success of the acquisition strategy and availability of acquisition financing; success in entering new segments of the travel market and new geographic areas; dependence on technology; labor and technology costs; advertising and promotional efforts; risks associated with the travel industry generally; seasonality and quarterly fluctuations; competition; and general economic conditions. In addition, the Company's business strategy and growth strategy involve a number of risks and challenges, and there can be no assurance that these risks and other factors will not have a material adverse effect on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)        Exhibits:

        EXHIBIT                   DESCRIPTION OF EXHIBIT
        NO.                       ----------------------
        --
        11          Schedule of Computations of Earnings Per Share

        21          List of Subsidiaries

        27          Financial Data Schedule

       (b)          Reports on Form 8-K:

                    The Company filed the following Reports on Form 8-K during the Quarter ended March 31, 1998:

                    Report on Form 8-K, dated February 9, 1998
                    Report on Form 8-K, dated March 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TRAVEL SERVICES INTERNATIONAL, INC.




Date:    May 15, 1998               By: /S/ JILL M. VALES
                                        -----------------
                                    Jill M. Vales
                                    Senior Vice President and Chief Financial
                                    Officer (as both a duly authorized officer
                                    of the registrant and the principal
                                    financial officer or chief accounting
                                    officer of the registrant)

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------

  11            Schedule of Computation of Earnings Per Share

  21            List of Subsidiaries

  27            Financial Data Schedule