Form 10-Q
period 1998-06-30
TRAVEL SERVICES INTERNATIONAL INC
filed 1998-08-14
CIK 1039064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the  quarterly  period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

    Commission File No. 0-29296

                       TRAVEL SERVICES INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                            52-2030324
      -------------------------------              -------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)

                             220 CONGRESS PARK DRIVE
                           DELRAY BEACH, FLORIDA 33445
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (561) 266-0860
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes [X]  No [ ]

      The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 10, 1998, was 13,163,912.

                TRAVEL SERVICES INTERNATIONAL, INC.
                             FORM 10-Q

                               INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I     FINANCIAL INFORMATION...........................................................................  3

Item 1.    Consolidated Financial Statements...............................................................  3

           Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998 ..........................  3

           Consolidated Statements of Income -- Historical for the Three Months Ended
           June 30, 1997 and 1998 and the Six Months Ended June 30, 1997 and 1998..........................  4

           Consolidated Statements of Income -- Pro Forma for the Three Months Ended
           June 30, 1997 and 1998 and Six Months Ended June 30, 1997 and 1998..............................  5

           Consolidated Statements of Cash Flows -- Historical for the Six Months
           Ended June 30, 1997 and 1998....................................................................  6

           Notes to Consolidated Financial Statements......................................................  7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................................................... 11

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................... 18

Item 2.    Changes in Securities and Use of Proceeds....................................................... 18

Item 5.    Other Information............................................................................... 18

Item 6.    Exhibits and Reports on Form 8-K................................................................ 19

SIGNATURES................................................................................................. 20

PART I - FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                     DECEMBER 31,       JUNE 30,
                                                                         1997             1998
                                                                     ------------      ---------
                                ASSETS
Current Assets:
  Cash and cash equivalents                                            $  8,490        $ 22,724
  Accounts receivable, net of
    allowance of $141 and $176, respectively                              4,943          11,732
  Receivables from affiliates and employees                                 637             520
  Prepaid expenses                                                          899           1,680
  Deferred income taxes                                                     773           2,299
  Other current assets                                                      208              55
                                                                       --------        --------
     Total current assets                                                15,950          39,010
Property and equipment, net                                              11,385          14,720
Goodwill, net                                                            41,701          96,734
Notes Receivables from employees                                            255             395
Other assets                                                                732           1,981

                                                                       --------        --------
     Total assets                                                      $ 70,023        $152,840
                                                                       ========        ========

                          LIABILITIES AND STOCKHOLDERS'
                                     EQUITY
Current Liabilities:
  Current maturities of long-term debt                                      433             279
  Due to affiliates and employees                                           478           1,453
  Trade payables and accrued expenses                                    13,639          46,238
                                                                       --------        --------
     Total current liabilities                                           14,550          47,970

Borrowings under line of credit                                               0          28,600
Long-term debt, net of current portion                                    4,285           4,135

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value;  1,000,000 shares authorized;
  none outstanding
Common stock, $0.01 par value;  50,000,000 shares authorized;
  10,847,631 and 11,133,805 shares outstanding, respectively                108             111
Additional paid-in capital                                               48,027          62,190
Retained earnings                                                         3,053           9,834
                                                                       --------        --------
     Total stockholders' equity                                          51,188          72,135
                                                                       --------        --------
     Total liabilities and stockholders' equity                        $ 70,023        $152,840
                                                                       ========        ========

The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME - HISTORICAL
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                           ------------------------------        ------------------------------
                                                               1997               1998               1997               1998
                                                           -----------        -----------        -----------        -----------
Net revenues                                               $    16,668        $    36,653        $    28,290        $    62,765
Operating expenses                                               9,473             19,047             17,463             33,547
                                                           -----------        -----------        -----------        -----------
     Gross profit                                                7,195             17,606             10,827             29,218

General and administrative expenses                              4,899              8,410              8,269             16,079
Goodwill amortization                                             --                  615               --                1,022
                                                           -----------        -----------        -----------        -----------
     Income from operations                                      2,296              8,581              2,558             12,117

Interest expense and other, net                                     30                462                 65                352
                                                           -----------        -----------        -----------        -----------
     Income before provision for income taxes                    2,266              8,119              2,493             11,765

Provision for income taxes                                         952              3,410              1,047              4,941
                                                           -----------        -----------        -----------        -----------
     Net income                                            $     1,314        $     4,709        $     1,446        $     6,824
                                                           ===========        ===========        ===========        ===========


Basic earnings per share                                   $      0.45        $      0.43        $      0.49        $      0.63
                                                           ===========        ===========        ===========        ===========

Diluted earnings per share                                 $      0.45        $      0.41        $      0.49        $      0.60
                                                           ===========        ===========        ===========        ===========

Shares used in computing basic earnings per share            2,930,678         10,943,750          2,930,678         10,865,973
                                                           ===========        ===========        ===========        ===========

Shares used in computing diluted earnings per share          2,930,678         11,530,066          2,930,678         11,399,280
                                                           ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - PROFORMA
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                               --------------------------------     ------------------------------
                                                                   1997                 1998           1997                1998
                                                               ------------         -----------     -----------        -----------
Net revenues                                                   $     29,627         $    39,013     $    50,841        $    68,006
Operating expenses                                                   16,428              20,358          29,786             36,519
                                                               ------------         -----------     -----------        -----------
     Gross profit                                                    13,199              18,655          21,055             31,487

General and administrative expenses                                   5,651               8,740          10,043             16,802
Goodwill amortization                                                   509                 748           1,018              1,355
                                                               ------------         -----------     -----------        -----------
     Income from operations                                           7,039               9,167           9,994             13,330

Interest expense and other, net                                        (104)                499              32                430
                                                               ------------         -----------     -----------        -----------
     Income before provision for income taxes                         7,143               8,668           9,962             12,900

Provision for income taxes                                            3,000               3,641           4,184              5,418
                                                               ------------         -----------     -----------        -----------
     Net income                                                $      4,143         $     5,027     $     5,778        $     7,482
                                                               ============         ===========     ===========        ===========

Diluted pro forma earnings per share                           $       0.37         $      0.42     $      0.52        $      0.63
                                                               ============         ===========     ===========        ===========

Shares used in computing diluted pro forma earnings per share    11,218,171          11,922,800      11,218,171         11,890,198
                                                               ============         ===========     ===========        ===========

The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - HISTORICAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                           -------------------------
                                                                             1997             1998
                                                                           --------         --------
Cash from operating activities:
      Net income                                                           $  1,446         $  6,824
      Adjustments to reconcile net income to net
      cash provided by operating activities
           Depreciation and amortization                                        455            2,038
           Amortization of unearned compensation                               --                 16
           Changes in operating assets and liabilities:
                Accounts receivables                                           (446)          (3,575)
                Receivables and notes from affiliates and employees            (257)             (13)
                Prepaid expenses                                                630             (157)
                Deferred income taxes                                          --               (727)
                Other assets                                                   (206)          (1,056)
                Trade payables and accrued expenses                          11,161           26,942
                                                                           --------         --------
            Net cash provided by operating activities                        12,783           30,292

 Cash flows from investing activities:
      Capital expenditures                                                   (1,398)          (2,167)
      Proceeds from sale of property and equipment                               30             --
      Cash paid for acquisitions, net of cash acquired                         --            (40,881)
                                                                           --------         --------
            Net cash used in investing activities                            (1,368)         (43,048)

 Cash flows from financing activities:
      Proceeds from long-term debt and lines of credit                          991           30,700
      Payments on long-term debt and lines of credit                         (2,478)          (3,710)
                                                                           --------         --------
            Net cash provided by (used in) financing activities              (1,519)          26,990

 Net increase in cash and cash equivalents                                    9,896           14,234

 Cash and cash equivalents, beginning of period                               1,649            8,490
                                                                           --------         --------

 Cash and cash equivalents, end of period                                  $ 11,545         $ 22,724
                                                                           ========         ========

 Supplemental cash flow information:
      Cash paid for interest                                               $    185         $    548
                                                                           ========         ========

The accompanying notes are an integral part of these financial statements.

                       TRAVEL SERVICES INTERNATIONAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The interim Consolidated Financial Statements as of June 30, 1998 and for the three and six month periods ended June 30, 1997 and 1998 are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows with respect to interim financial statements, have been included. Operating results for interim periods are not necessarily indicative of the results for full years as a result of seasonality and other factors.

The financial statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations related thereto, for the year ended December 31, 1997, all of which are included in the Company's Registration Statement on Form S-1 (File No. 333-56567) (the "Registration Statement") which was declared effective on July 15, 1998 by the Securities and Exchange Commission (the "SEC"). The Registration Statement was filed in connection with an offering of the Company's common stock, which was consummated on July 21, 1998 (the "Secondary Offering").

On July 28, 1997, Travel Services International, Inc. consummated its initial public offering and acquired five specialized distributors of travel services (the "Founding Companies") in separate combination transactions accounted for using the purchase method of accounting (the "Combinations"). Historical financial statements do not include the operating results of the Founding Companies (other than Auto Europe, the "accounting acquiror") prior to July 1997. Historical financial statements for the three and six month periods ended June 30, 1997 and 1998 include the operating results of seven additional specialized distributors of cruise reservation services acquired from November 1997 through May 1998 under transactions accounted for using the pooling of interests method of accounting (the "Pooling Acquisitions"). Historical financial statements for the three and six months ended June 30, 1998 also include the operating results of four specialized distributors of reservations (one airline, two cruise and one auto rental) (the "Purchase Acquisitions") and Lexington Services Associates, Ltd., an electronic hotel reservation services company (the "Lexington Acquisition") acquired during the first six months of 1998 under transactions accounted for using the purchase method of accounting, from the date of the acquisitions through June 30, 1998. The historical financial statements for the three and six month periods ended June 30, 1997 do not include the operating results of the Purchase Acquisitions or the Lexington Acquisition.

Because of the significance of the Combinations in July 1997 and the Lexington Acquisition in June 1998, pro forma combined statements of income for the three and six month periods ended June 30, 1997 and 1998 have been prepared and diluted pro forma earnings per share has been computed. The pro forma financial information gives effect to the results of the Company combined with all the Founding Companies and the Lexington Acquisition as if the Combinations and the Lexington Acquisition had occurred at the beginning of each respective period, along with certain adjustments associated with the Combinations, the Lexington Acquisition and the Pooling Acquisitions. These adjustments include amortization of goodwill resulting from the Combinations and the Lexington Acquisition, certain adjustments to salaries, bonuses and management fees to former owners and key management of the acquired companies, to which to which such persons have agreed prospectively, reversal of merger and acquisition costs associated with the Pooling Acquisitions and provision for income taxes as if pro forma income was subject to corporate and federal income taxes during the periods.

The pro forma combined statements of income have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Founding

Companies and the Lexington Acquisition been under common control prior to the Combinations and the Lexington Acquisition, or which may result in the future.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to the Consolidated Financial Statements and related Notes thereto for the year ended December 31, 1997, included in the Company's Registration Statement.

During 1998, the Company adopted Financial Standards Board Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in the financial statements. The following types of items are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments, unearned stock plan awards and unrealized gain/loss on securities available for sale. For the three and six month periods ended June 30, 1997 and 1998, there were no differences between net income and comprehensive income.

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments and for related disclosures about products and services, geographic areas and major customers. The Company will implement that disclosures provisions of SFAS No. 131 effective December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Management believes the impact of adopting this statement will not have a material impact upon the Company's results of operations or financial position.

3. LONG-TERM DEBT AND CREDIT FACILITY

The Company has a credit facility agreement with NationsBank, N.A. ("NationsBank") with respect to a $30 million revolving line of credit (the "Credit Facility") and a term loan facility of $2.1 million (the "Term Loan"). Borrowings under the Credit Facility and Term Loan are due October 15, 2000 and October 5, 2000, respectively. The Credit Facility may be used for acquisitions, letters of credit not to exceed $3 million in the aggregate, and for capital expenditures (including but not limited to investments in technology) and general corporate purposes, which in the aggregate may not exceed $5 million. As of June 30, 1998, outstanding borrowings under the Credit Facility totaled $28.6 million, all of which was repaid on July 21, 1998 using a portion of the net proceeds of the Secondary Offering. All amounts repaid may be reborrowed. Interest on outstanding balances of the Credit Facility and Term Loan are computed based on the Eurodollar Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios. For a full description of the Credit Facility, refer to Note 7 and 15 to the Consolidated Financial Statements and related Notes thereto for the year ended December 31, 1997 included in the Company's Registration Statement.

On March 30, 1998, $3 million previously pledged to Barnett Bank was released in exchange for a guarantee by the Company of outstanding debt of one of the Founding Companies. Such debt, totaling $3,141,241, was repaid on April 28, 1998, including $1,901,838 which was refinanced using the proceeds of the Term Loan.

The Credit Facility requires the Company to secure an interest rate hedge on fifty percent of the outstanding principal amount borrowed under the Credit Facility and one hundred percent of the outstanding balance on the Term Loan. As of June 30, 1998, the Company entered into interest rate swap hedge agreements totaling $16.4 million and maturing in October 2000, of which $14.3 million relates to the Credit Facility. These interest rate swap hedge agreements were not liquidated when borrowings under the Credit Facility were repaid and an unrealized loss of approximately $140,000 was incurred.

The Credit Facility is secured by substantially all the assets of the Company and requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. At June 30, 1998 the Company was in compliance with the loan covenants in all material respects.

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

On March 31, 1998, the Company consummated the acquisition of all of the outstanding capital stock of CruiseMasters, Inc. ("CruiseMasters"). CruiseMasters is a specialized distributor of cruise reservations. The aggregate consideration paid for this acquisition was 152,835 shares of common stock. The acquisition is accounted for using the pooling of interests method of accounting.

On May 21, 1998, the Company consummated the acquisition of all of the outstanding capital stock of Landry & Kling, Inc. ("L&K"). L&K is a specialized distributor of corporate incentive cruise reservations. The aggregate consideration paid for this acquisition was 163,078 shares of common stock. The acquisition is accounted for using the pooling of interests method of accounting.

On May 31, 1998, the Company consummated the acquisition of all of the outstanding capital stock of Goodfellow Enterprises, Inc., ("The Travel Company"). The Travel Company is a specialized distributor of cruise reservations. The aggregate consideration paid for this acquisition was 179,727 shares of common stock. The acquisition is accounted for using the pooling of interests method of accounting.

Revenues and income before taxes generated by the three acquisitions above which are accounted for using the pooling of interests method of accounting (the "1998 Poolings"), prior to the date of the acquisitions and included in the accompanying consolidated statements of income for the three and six month periods ended June 30, 1997 and 1998 were as follows: net revenues of $1.2 million and $1.9 million in the three and six month periods ended June 30, 1997, respectively; income before taxes of $325,000 and $382,000 in the three and six month periods ended June 30, 1997, respectively; net revenues of $462,000 and $1.6 million in the three and six month periods ended June 30, 1998, respectively; and income before taxes of $103,000 and $409,000 in the three and six month periods ended June 30, 1998, respectively.

Effective June 1, 1998, the Company consummated the acquisition of all of the outstanding equity interests of the Lexington Services Associates, Ltd. ("Lexington"). Lexington is an electronic hotel reservation services company. The aggregate consideration paid for this acquisition was 283,990 shares of common stock and $20.0 million in cash. An additional $7.5 million in cash and common stock may be paid as contingent consideration based upon financial performance in the twelve months ended May 31, 1999. The acquisition is accounted for using the purchase method of accounting. The historical operations of Lexington when compared to the historical operations of the Company are significant and, accordingly, net revenues and income before taxes generated by Lexington prior to the date of acquisition are included in the accompanying pro forma consolidated statements of net income for the three and six month periods ended June 30, 1997 and 1998.

Effective July 1, 1998 the Company completed the acquisition of substantially all the assets of ABC Corporate Services ("ABC"). ABC provides services to independent travel agencies, including publication of a hotel guide and after-hours travel services for certain travel agencies' corporate accounts. The aggregate consideration paid was $4,250,000, as adjusted for certain changes in working capital. The acquisition will be accounted for using the purchase method of accounting. The historical operations of ABC when compared to the historical operations of the Company are not significant.

On August 7, 1998, the Company signed definitive agreements to acquire all of the outstanding capital stock of 1-800-CRUISES, Inc. and Jubilee Enterprises, Inc., dba The Travel Dept. Among the assets to be acquired in these acquisitions are the toll free telephone numbers 1-800-CRUISES and 1-800-CRUISING and the www.1-800-CRUISES.com web-site address. In addition, the entities operate a small cruise reservation call center. The acquisition will be accounted for using the purchase method of accounting.

On July 21, 1998, the Company consummated the Secondary Offering. An aggregate of 4,025,000 shares of Common Stock were registered and sold, including 2,025,000 shares sold by the Company and 2,000,000 shares sold by certain selling stockholders. All of the shares were sold to the public at a price of $34.50 per share. Net proceeds to the Company from the Secondary Offering (after deducting underwriting discounts and commissions and estimated offering expenses) were approximately $65.8 million, of which $28.6 million was used to repay borrowings under the Credit Facility. The Company did not receive any proceeds from shares sold by selling stockholders.

5. EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in 1997. Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents. SFAS 128 had no impact on the Company's reported earnings per share for 1997 periods as no common share equivalents existed during those periods.

A reconciliation of weighted average shares used in the calculation of historical basic and diluted earnings per share for the three and six month periods ended June 30, 1998 is as follows:

                                                 Six months        Three months
                                                June 30, 1998     June 30, 1998

       Basic common shares outstanding             10,865,973       10,943,749
       Dilutive effects of stock options              533,307          586,317
                                                      -------          -------
       Dilutive shares outstanding                 11,399,280       11,530,066
                                                   ----------       ----------

Dilutive pro forma earnings per share for the periods, which reflects the dilutive effects of stock options, is also presented related to the pro forma combined statements of income as discussed in Note 1 herein.

7. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions arising in the ordinary course of business. The Company believes that none of the actions currently pending will have a material adverse effect on its business, financial condition and results of operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) the Company's Consolidated Financial Statements and related Notes thereto included elsewhere in this Report and (ii) the Company's Consolidated Financial Statements and related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations related thereto, for the year ended December 31, 1997 included in the Company's Registration Statement. Statements contained in this discussion regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The forward looking statements are subject to numerous risks and uncertainties to the Company. See Part II, Item 5, Risk Factors and Qualification of Forward Looking Statements.

INTRODUCTION

The Company was established to create a leading specialized distributor of leisure travel services to both travel agents and travelers. The Company conducts its operations as a leading specialized distributor of cruise vacations, domestic and international airline tickets and European auto rentals, and a leading provider of electronic reservation services through various subsidiaries (the "Operating Companies").

Because of the significance of the Combinations in July 1997 and the Lexington Acquisition in June 1998, pro forma combined statements of income for the three and six month periods ended June 30, 1997 and 1998 have been prepared in addition to historical statements of operations. The pro forma combined statements of income have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Founding Companies and the Lexington Acquisition been under common control prior to the Combinations or the Lexington Acquisition, or which may result in the future.

The Company's revenue is derived primarily from selling travel related services, including cruise vacations, airline tickets and European auto rentals, and by providing electronic hotel reservations. The Company does not record the gross amount of the travel services sold to travelers or travel agents. Net revenues recorded by the Company include commissions and markups on travel services, volume bonuses and override commissions, processing and delivery fees, franchise fees, and hotel reservation fees.

The Company records net revenues when earned, which for cruise bookings is when the cruise is fully paid and the customer is no longer entitled to a full refund of the cost of the cruise, generally 45 to 90 days prior to the sailing date, for airline tickets and auto rentals is at the time the reservation is booked and ticketed, and for hotel reservation services is at the time the traveler checks out of the hotel. The Company provides allowances for bad debts, cancellations, reservation changes, "no shows" and currency exchange guarantees, which are based on historical experience.

Operating expenses include compensation of sales and sales support personnel, commissions, credit card merchant fees, telecommunications, mail, courier, marketing, global distribution systems fees and other expenses that vary with revenues. Commissions to travel agents are typically based on a percentage of the gross amount of the travel services sold. The Company's sales personnel are compensated either on an hourly basis, a commission basis or a combination of the two, with the vast majority of agents receiving a substantial portion of their compensation based on sales generated. The Company's independent contractors selling cruises receive a portion of the commissions earned by the Company. The Company receives a portion of commissions earned by its franchisees selling cruises.

General and administrative expenses include compensation and benefits to management and administrative employees, fees for professional services, rent, information services, depreciation, travel and entertainment, office services, amortization of capitalized internally developed software and other overhead costs. Internally developed software is amortized over five years.

The Company records as goodwill the excess of consideration paid over the estimated fair market value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is amortized over 35 years for the travel service companies acquired and over five years for an acquired software company. As of June 30, 1998, goodwill, net was $96.7 million.

RESULTS OF OPERATIONS - HISTORICAL

Historical financial results for each period presented represent those of Auto Europe and the Pooling Acquisitions and include the operations of the other four Founding Companies and Travel Services International, Inc., only since July 28, 1997, and the operations of the Purchase Acquisitions and the Lexington Acquisition only since their respective acquisition dates in 1998.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 - HISTORICAL

The following table sets forth certain selected historical financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):


                                                        THREE MONTHS ENDED JUNE 30,
                                                -------------------------------------------
                                                        1997                     1998
                                                -------------------       -----------------
Net revenues                                    $16,668       100.0%      $36,653     100.0%
Operating expenses                                9,473        56.8        19,047      52.0
                                                -------       -----       -------     -----
Gross profit                                      7,195        43.2        17,606      48.0
General and administrative expenses               4,899        29.4         8,410      22.9
Goodwill amortization                                 0           0           615       1.7
                                                              -----       -------     -----
Income from operations                            2,296        13.8         8,581      23.4
Interest expense and other, net                      30          .2           462       1.3
                                                -------       -----       -------     -----
Income before provision for income taxes          2,266        13.6         8,119      22.1
Provision for income taxes                          952         5.7         3,410       9.3
                                                -------       -----       -------     -----
Net income                                      $ 1,314         7.9%      $ 4,709      12.8%
                                                =======       =====       =======     =====

Net revenues increased from $16.7 million in 1997 to $36.7 million in 1998. Net revenues in the European auto rental segment increased 8.0% and net revenues of the Pooling Acquisitions increased 24.7%, with the balance of the net increase in net revenues attributable to the inclusion of the net revenues of four of the Founding Companies commencing on July 28, 1997 and the Purchase Acquisitions and the Lexington Acquisition commencing from the date of acquisitions in 1998.

Operating expenses increased from $9.5 million in 1997 to $19.0 million in 1998. As a percentage of net revenues, total operating expenses decreased from 56.8% in 1997 to 52.0% in 1998, primarily due to the change in the mix of business in each travel segment as a result of acquisitions, and as a result of lower commission and telecommunications expenses as a percentage of net revenues in the European auto rental segment in 1998.

General and administrative expenses increased from $4.9 million in 1997 to $8.4 million in 1998 and were 29.4% and 22.9% of net revenues, respectively. The increase in expenses was primarily the result of expenses associated with being a public company and costs of maintaining a corporate headquarters which did not exist prior to the initial public offering and expenses of the Purchase Acquisitions in 1998, offset somewhat by lower general and administrative expenses at the other Operating Companies as a percentage of net revenues.

Goodwill amortization was $615,000 in 1998. No goodwill amortization was recorded prior to the Combinations in July 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 - HISTORICAL

The following table sets forth certain selected historical financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                                     SIX MONTHS ENDED JUNE 30,
                                              ----------------------------------------
                                                     1997                 1998
                                              -----------------     ------------------
Net revenues                                  $28,290     100.0%    $62,765      100.0%
Operating expenses                             17,463      61.7      33,547       53.4
                                              -------     -----     -------      -----
Gross profit                                   10,827      38.3      29,218       46.6
General and administrative expenses             8,269      29.3      16,079       25.7
Goodwill amortization                               0       0         1,022        1.6
                                              -------     -----     -------      -----

Income from operations                          2,558       9.0      12,117       19.3
Interest expense and other, net                    65        .2         352         .6
                                              -------     -----     -------      -----

Income before provision for income taxes        2,493       8.8      11,765       18.7
Provision for income taxes                      1,047       3.7       4,941        7.8
                                              -------     -----     -------      -----
Net income                                    $ 1,446       5.1%    $ 6,824       10.9%
                                              =======     =====      =======     =====

Net revenues increased from $28.3 million in 1997 to $62.8 million in 1998. Net revenues in the European auto rental segment increased 12.5% and net revenues of the Pooling Acquisitions increased 36.2%, with the balance of the net increase in net revenues attributable to the inclusion of the net revenues of four of the Founding Companies commencing on July 28, 1997 and the Purchase Acquisitions and the Lexington Acquisition commencing from the date of acquisitions in 1998.

Operating expenses increased from $17.5 million in 1997 to $33.5 million in 1998. As a percentage of net revenues, total operating expenses decreased from 61.7% in 1997 to 53.4% in 1998, primarily due to the change in the mix of business in each travel segment as a result of acquisitions, and as a result of lower commission and telecommunications expenses as a percentage of net revenues in the European auto rental segment in 1998.

General and administrative expenses increased $7.8 million, or 94.4%, from $8.3 million in 1997 to $16.1 million in 1998 and were 29.3% and 25.7% of net revenues, respectively. The increase in expenses was primarily the result of expenses associated with being a public company and costs of maintaining a corporate headquarters which did not exist prior to the initial public offering and expenses of the Purchase Acquisitions in 1998, offset somewhat by lower general and administrative expenses at the other Operating Companies as a percentage of net revenues.

Goodwill amortization was $1,022,000 in 1998. No goodwill amortization was recorded prior to the Combinations in July 1997.

RESULTS OF OPERATIONS - PRO FORMA

Pro forma combined financial results for each period presented give effect to the results of the Company combined with all the Founding Companies and the Lexington Acquisition as if the Combinations and the Lexington Acquisition had occurred at the beginning of each respective period, along with certain adjustments associated with the Combinations, the Lexington Acquisition and the Pooling Acquisitions described elsewhere herein.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 - PRO FORMA

The following table sets forth certain selected pro forma financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                               THREE MONTHS ENDED JUNE 30,
                                          -------------------------------------
                                                1997                 1998
                                          -----------------     ---------------
Net revenues                              $ 29,627    100.0%    $39,013   100.0%
Operating expenses                          16,428     55.4      20,358    52.2
                                          --------    -----     -------   -----
Gross profit                                13,199     44.6      18,655    47.8
General and administrative expenses          5,651     19.1       8,740    22.4
Goodwill amortization                          509      1.7         748     1.9
                                          --------    -----     -------   -----
Income from operations                       7,039     23.8       9,167    23.5
Interest expense and other, net               (104)     (.3)        499     1.3
                                          --------    -----     -------   -----
Income before provision for income taxes     7,143     24.1       8,668    22.2
Provision for income taxes                   3,000     10.1       3,641     9.3
                                          --------    -----     -------   -----
Net income                                $  4,143     14.0%    $ 5,027    12.9%
                                          ========    =====     =======   =====

Net revenues increased $9.4 million, or 31.7%, from $29.6 million in 1997 to $39.0 million in 1998. The increase in net revenues is primarily attributable to acquisitions and increased transaction volumes of travel services by the Company in each segment. Net revenues for the period increased 68.3%, 13.0%, 8.0% and 43.6% in the cruise, air, European auto rental, and hotel segments, respectively. Of the 31.7% increase in combined pro forma net revenues, 14.0% was attributable to internal growth at the Founding Companies, the Pooling Acquisitions and the Lexington Acquisition, and 17.7% was attributable to the net revenues recorded for the Purchase Acquisitions in 1998. Net revenues for 1997 are not recorded by the Company for the Purchase Acquisitions. Internal growth rates at the Purchase Acquisitions in the cruise segment are estimated to be approximately 50%, which is not reflected in the 14.0% internal growth rate for the Company referred to above.

Operating expenses increased $3.9 million, or 23.9%, from $16.4 million in 1997 to $20.4 million in 1998. As a percentage of net revenues, total operating expenses decreased from 55.4% in 1997 to 52.2% in 1998, primarily due to a change in the mix of business by segment as a result of acquisitions and a result of lower commission and telecommunications expenses as a percentage of net revenues in the European auto rental segment in 1998.

General and administrative expenses increased $3.1 million, or 54.7%, from $5.7 million in 1997 to $8.7 million in 1998, and were 19.1% and 22.4% of net revenues, respectively. The increase in expenses was primarily the result of expenses associated with being a public company and costs of maintaining a corporate headquarters which did not exist prior to the initial public offering and expenses of the Purchase Acquisitions in 1998, offset somewhat by lower general and administrative expenses at the other Operating Companies as a percentage of net revenues.

Goodwill amortization expense increased $239,000, or 47.0%, from $509,000 in 1997 to $748,000 in 1998. The increase in goodwill amortization expense in 1998 was the result of amortization related to the Purchase Acquisitions.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 - PRO FORMA

The following table sets forth certain selected pro forma financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                                  SIX MONTHS ENDED JUNE 30,
                                           -------------------------------------
                                                 1997                1998
                                           -----------------    ----------------
Net revenues                               $50,841     100.0%   $68,006   100.0%
Operating expenses                          29,786      58.6     36,519    53.7
                                           -------     -----    -------   -----
Gross profit                                21,055      41.4     31,487    46.3
General and administrative expenses         10,043      19.7     16,802    24.7
Goodwill amortization                        1,018       2.0      1,355     2.0
                                           -------     -----    -------   -----
Income from operations                       9,994      19.7     13,330    19.6
Interest expense and other, net                 32        .1        430      .6
                                           -------     -----    -------   -----

Income before provision for income taxes     9,962      19.6     12,900    19.0
Provision for income taxes                   4,184       8.2      5,418     8.0
                                           -------     -----    -------   -----
Net income                                 $ 5,778      11.4%   $ 7,482    11.0%
                                           =======     =====    =======   =====

Net revenues increased $17.2 million, or 33.8%, from $50.8 million in 1997 to $68.0 million in 1998. The increase in net revenues is primarily attributable to acquisitions and increased transaction volumes of travel services by the Company in each segment. Net revenues for the period increased 65.0%, 16.5%, 12.5% and 39.2%, in the cruise, air, European auto rental, and hotel segments, respectively. Of the 33.8% increase in combined pro forma net revenues, 13.8% was attributable to the Purchase Acquisitions and 20.0% was attributable to internal growth at the Founding Companies, the Pooling Acquisitions and the Lexington Acquisition. Net revenues for 1997 are not recorded by the Company for the Purchase Acquisitions. Internal growth rates at the Purchase Acquisitions in the cruise segment are estimated to be approximately 50%, which is not reflected in the 20.0% internal growth rate for the Company referred to above.

Operating expenses increased $6.7 million, or 22.6%, from $29.8 million in 1997 to $36.5 million in 1998. As a percentage of net revenues, total operating expenses decreased from 58.6% in 1997 to 53.7% in 1998, primarily due a change in the mix of business by segment, and as a result of lower commission and telecommunications expenses as a percentage of net revenues in the European auto rental segment in 1998.

General and administrative expenses increased $6.8 million, or 67.3%, from $10.0 million in 1997 to $16.8 million in 1998. The increase in expenses was primarily the result of expenses associated with being a public company and costs of maintaining a corporate headquarters which did not exist prior to the initial public offering and expenses of the Purchase Acquisitions in 1998, offset somewhat by lower general and administrative expenses at the other Operating Companies as a percentage of net revenues.

Goodwill amortization expense increased $337,000, or 33.1%, from $1.0 million in 1997 to $1.4 million in 1998. The increase in goodwill amortization expense in 1998 was the result of amortization related to the Purchase Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL TRANSACTIONS, INCLUDING ACQUISITIONS

The Company's three primary sources of liquidity and capital are cash flow from operating activities, issuance of Common Stock and borrowings under its Credit Facility.

In the six months ended June 30, 1997 and 1998, on a historical basis, net cash provided by operating activities was approximately $12.8 million and $30.2 million, respectively, capital expenditures were $1.4 million and $2.2 million, respectively, borrowing under the Term Loan and other net borrowings were $991,000 and $2.1 million, respectively and net repayment of debt was $2.5 million and $3.7 million, respectively. In addition, borrowings under line of credit were $28.6 million in the six months ended June 30, 1998.

The Company issued 626,795 shares of common stock and paid $32.5 million cash consideration during the three months ended June 30, 1998 in connection with four acquisitions described herein. Two of the acquisitions were accounted for using the pooling of interests method of accounting, and two of the acquisitions, including the Lexington Acquisition described below, were accounted for using the purchase method of accounting.

The Company issued 965,206 shares of common stock and paid $40.9 million cash consideration during the six months ended June 30, 1998 in connection with eight acquisitions described herein. Three of the acquisitions were accounted for using the pooling of interests method of accounting, and five of the acquisitions, including the Lexington Acquisition described below, were accounted for using the purchase method of accounting.

Effective June 1, 1998, the Company consummated the acquisition of all of the outstanding equity interests of the Lexington Services Associates, Ltd. ("Lexington"). Lexington is an electronic hotel reservation services company. The aggregate consideration paid for this acquisition was 283,990 shares of common stock and $20.0 million in cash. An additional $7.5 million in cash and common stock may be paid as contingent consideration based upon financial performance for the twelve months ending May 31, 1999. The acquisition is accounted for using the purchase method of accounting. The historical operations of Lexington when compared to the historical operations of the Company are significant and, accordingly, net revenues and income before taxes generated by Lexington prior to the date of acquisition are included in the accompanying pro forma consolidated statements of net income for the three and six month periods ended June 30, 1997 and 1998.

On July 21, 1998, the Company consummated its Secondary Offering. An aggregate of 4,025,000 shares of Common Stock were offered and sold, including 2,025,000 shares sold by the Company and 2,000,000 shares sold by certain selling stockholders. All of the shares were sold at a price to the public of $34.50 per share. Net proceeds to the Company from the Secondary Offering (after deducting underwriting discounts and commissions and estimated offering expenses) are approximately $65.8 million, of which $28.6 million was used to repay borrowings under the Credit Facility. The Company did not receive any proceeds from shares sold by selling stock holders.

The Company expects to spend in excess of $8 million during 1998 for capital expenditures, including $4 million for development of technology applications. The remainder of the 1998 capital budget relates to purchases of computer hardware and personal computers, telecommunications equipment, leasehold and building improvements and furniture and fixtures. Capital expenditures during the six months ended June 30, 1998 totaled $2.2 million, of which $1.4 million relates to development of technology software applications. Capitalized internally developed software totals $1.5 million at June 30, 1998. In addition, the Company expects to spend approximately $11 million in 1999 for development of technology applications, excluding computer and telecommunications hardware and implementation costs.

The technology systems currently being used at the Company's headquarters are Year 2000 compliant, and new systems currently under development by the Company are working with compliant standards. A Year 2000 Project Office has been established and is in the process assessing Year 2000 readiness of the technology currently being used in the Operating Companies. The Company cannot make any assurances with respect to such readiness at this time; however, once an assessment is complete, a comprehensive view of Year 2000 state of readiness will be formulated. The assessment being conducted by the Company includes inquires of management and certification requests from hardware and software vendors. New systems under development by the Company are expected to replace some of the older software applications currently in use at certain Operating Companies. There can be no assurances, however, that such replacements will be made or will be made on time. The Company can not assess whether its travel providers and other third parties have appropriate plans to remedy Year 2000 compliance issues where their systems interface with the Company's systems or otherwise impact its operations. There can be no assurances that a failure of systems of third parties on which the Company's systems and operations rely to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition and operating results.

The Company believes that the net proceeds of the Secondary Offering, together with cash flow from operating activities and borrowings under the Credit Facility, will be adequate to meet the Company's capital requirements over the next 12 months. However, changes in the method of financing or expected size of future acquisitions may affect the Company's liquidity and capital requirements during such time.

LONG-TERM DEBT AND CREDIT FACILITY

The Company has a credit facility agreement with NationsBank, N.A. ("NationsBank") with respect to a $30 million revolving line of credit (the "Credit Facility") and a term loan facility of $2.1 million (the "Term Loan"). Borrowings under the Credit Facility and Term Loan are due October 15, 2000 and October 5, 2000, respectively. The Credit Facility may be used for acquisitions, letters of credit not to exceed $3 million in the aggregate, and for capital expenditures (including but not limited to investments in technology) and for general corporate purposes, which in the aggregate may not exceed $5 million. As of June 30, 1998, outstanding borrowings under the Credit Facility totaled $28.6 million, all of which was repaid on July 21, 1998 using a portion of the net proceeds of the Secondary Offering. All amounts repaid may be reborrowed. Interest on outstanding balances of the Credit Facility and Term Loan are computed based on the Eurodollar Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios.

On March 30, 1998, $3 million previously pledged to Barnett Bank was released in exchange for a guarantee by the Company of outstanding debt of one of the Founding Companies. Such debt, totaling $3,141,241, was repaid on April 28, 1998, including $1,901,838 which was refinanced using the proceeds of the Term Loan.

The Credit Facility requires the Company to secure an interest rate hedge on fifty percent of the outstanding principal amount borrowed under the Credit Facility and one hundred percent of the outstanding balance on the Term Loan. As of June 30, 1998, the Company entered into interest rate swap hedge agreements totaling $16.4 million and maturing in October 2000, of which $14.3 million relates to the Credit Facility. These interest rate swap hedge agreements were not liquidated when borrowings under the Credit Facility were repaid and an unrealized loss of approximately $140,000 was incurred.

The Credit Facility is secured by substantially all the assets of the Company and requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. At June 30, 1998 the Company was in compliance with the loan covenants in all material respects.

SEASONALITY AND QUARTERLY FLUCTUATIONS

The results of the Company are subject to quarterly fluctuations caused primarily by the seasonal variations in the travel industry, especially the leisure travel segment. Seasonality also varies depending on the travel segment. Net revenues and operating income of the European auto rental segment are generally higher in the first and second quarters, net revenues and operating income of the airline and cruise reservation companies are generally higher in the second and third quarters, and net revenues and operating income of the lodging segment are generally higher in the third and fourth quarters. The Company expects this seasonality and quarterly fluctuations to continue.

The Company's quarterly results of operations may also be subject to fluctuations as a result of the timing and cost of acquisitions, changes in the mix of services offered by the Company, fare wars by travel providers, net daily rates charged to travelers by hotels, changes in relationships with certain travel providers (including commission rates and programs), changes in the timing and payment of overrides by travel providers, extreme weather conditions or other factors affecting travel or the economy. Unexpected variations in quarterly results could adversely affect the Company's results of operations, as well as the price of the common stock, which in turn could limit the ability of the Company to make acquisitions.

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

ITEM 5. OTHER INFORMATION

RISK FACTORS AND QUALIFICATION OF FORWARD LOOKING STATEMENTS

The Company is subject to various risks associated with its operations, strategies, management and industry, including the risk factors discussed in the Company's Registration Statement (File No. 333-56567) and the Prospectus contained therein. In addition, the statements contained in this Report that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements. In evaluating the Company's business, the following factors, in addition to the Risk Factors set forth in the Company's Prospectus referred to above, should be carefully considered: successful integration of systems; factors affecting internal growth and management of growth; dependence on travel providers; success of the acquisition strategy and availability of acquisition financing; success in entering new segments of the travel market and new geographic areas; dependence on technology; labor and technology costs; advertising and promotional efforts; risks associated with the travel industry generally; seasonality and quarterly fluctuations; competition; and general economic conditions. In addition, the Company's business strategy and growth strategy involve a number of risks and challenges, and there can be no assurance that these risks and other factors will not have a material adverse effect on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)       Exhibits:

        EXHIBIT
        NO.                  DESCRIPTION OF EXHIBIT
        --                   ----------------------

        11    Schedule of Computations of Earnings Per Share

        27    Financial Data Schedule

    (b)       Reports on Form 8-K:

              The Company filed the following Reports on Form 8-K during the Quarter ended June 30, 1998:

              Current report on Form 8-K dated June 2, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TRAVEL SERVICES INTERNATIONAL, INC.


Date: August 13, 1998           By: /s/ JILL M. VALES
                                    -----------------
                                Jill M. Vales
                                Senior Vice President and Chief
                                Financial Officer (as both a duly
                                authorized officer of the registrant and
                                the principal financial officer or chief
                                accounting officer of the registrant)

                                 EXHIBIT INDEX


EXHIBIT                  DESCRIPTION
-------                  -----------

11        Schecdule of Computations of Earnings Per Share

27        Financial Data Schedule