Form 10-Q
period 1998-09-30
TRAVEL SERVICES INTERNATIONAL INC
filed 1998-11-16
CIK 1039064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998
                                            OR

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

Yes  X   No  __

        The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 9, 1998, was 13,359,695.


                       TRAVEL SERVICES INTERNATIONAL, INC.
                                    FORM 10-Q

                                      INDEX



                                                                                                    PAGE

PART I         FINANCIAL INFORMATION...................................................................3

Item 1.        Consolidated Financial Statements.......................................................3

               Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998 .............3

               Consolidated Statements of Income -- Historical for the Three Months Ended
               September 30, 1997 and 1998 and the Nine Months Ended September 30, 1997 and 1998.......4

               Consolidated Statements of Income -- Pro Forma for the Three Months Ended
               September 30, 1997 and 1998 and Nine Months Ended September 30, 1997 and 1998...........5

               Consolidated Statements of Cash Flows -- Historical for the Nine Months
               Ended September 30, 1997 and 1998.......................................................6

               Notes to Consolidated Financial Statements..............................................7

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations..................................................................11

PART II        OTHER INFORMATION

Item 1.        Legal Proceedings......................................................................20

Item 2.        Changes in Securities and Use of Proceeds..............................................20

Item 4.        Submission of Matters to a Vote of Security Holders....................................20

Item 5.        Other Information......................................................................20

Item 6.        Exhibits and Reports on Form 8-K.......................................................22

SIGNATURES............................................................................................23


PART I - FINANCIAL STATEMENTS
ITEM 1.     FINANCIAL STATEMENTS

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                           DECEMBER 31,    SEPTEMBER 30,
                                                              1997             1998
                                                           ------------    -------------
                        ASSETS
Current Assets:
  Cash and cash equivalents                                  $ 8,451        $ 37,361
  Accounts receivable, net of
    allowance of $141 and $803, respectively                   5,035          12,251
  Receivables from affiliates and employees                      640             486
  Prepaid expenses                                               899           1,655
  Deferred income taxes                                          773           1,087
  Other current assets                                           208             674
                                                            --------        --------
     Total current assets                                     16,006          53,514

Property and equipment, net                                   11,469          18,183
Goodwill, net                                                 41,701         106,673
Notes receivables from employees                                 255             403
Other assets                                                     735           1,080
                                                            --------        --------
     Total assets                                            $70,166        $179,853
                                                            ========        ========

            LIABILITIES AND STOCKHOLDERS'
                        EQUITY
Current Liabilities:
  Current maturities of long-term debt                       $   433        $    350
  Due to affiliates and employees                                478              --
  Trade payables and accrued expenses                         13,696          32,087
                                                            --------        --------
     Total current liabilities                                14,607          32,437

Long-term debt, net of current portion                         4,140           3,276
Deferred income taxes                                              0           1,307
Other long-term liabilities                                      162             217

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value;
  1,000,000 shares authorized;
  none outstanding                                                --              --
Common stock, $0.01 par value;
  50,000,000 shares authorized;
  10,997,631 and 13,359,695 shares
  outstanding, respectively                                      110             134
Additional paid-in capital                                    48,026         129,426
Retained earnings                                              3,121          13,056
                                                            --------        --------
     Total stockholders' equity                               51,257         142,616
                                                            --------        --------
     Total liabilities and stockholders' equity             $ 70,166        $179,853
                                                            ========        ========

The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME - HISTORICAL
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED SEPTEMBER 30   NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------   -------------------------------
                                                           1997            1998            1997           1998
                                                       ----------      -----------     ----------     -----------
Net revenues                                           $   18,447      $    33,992     $   47,145     $    97,548
Operating expenses                                         11,098           19,373         28,716          53,259
                                                       ----------      -----------     ----------     -----------
     Gross profit                                           7,349           14,619         18,429          44,289

General and administrative expenses                         5,117            8,503         13,531          24,886
Goodwill amortization                                         201              782            201           1,804
                                                       ----------      -----------     ----------     -----------
     Income from operations                                 2,031            5,334          4,697          17,599

Interest income (expense) and other, net                       63               91             (3)           (258)
                                                       ----------      -----------     ----------     -----------
     Income before provision for income taxes               2,094            5,425          4,694          17,341
Provision for income taxes                                    879            2,279          1,972           7,283
                                                       ----------      -----------     ----------     -----------
     Net income                                        $    1,215      $     3,146     $    2,722     $    10,058
                                                       ==========      ===========     ==========     ===========

Basic earnings per share                               $     0.39      $      0.24     $     0.88     $      0.86
                                                       ==========      ===========     ==========     ===========

Diluted earnings per share                             $     0.39      $      0.23     $     0.88     $      0.83
                                                       ==========      ===========     ==========     ===========

Shares used in computing basic earnings per share       3,080,678       12,914,920      3,080,678      11,658,102
                                                       ==========      ===========     ==========     ===========

Shares used in computing diluted earnings per share     3,080,678       13,388,011      3,080,678      12,149,908
                                                       ==========      ===========     ==========     ===========

The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME - PRO FORMA
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED SEPTEMBER 30   NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------   -------------------------------
                                                           1997            1998            1997           1998
                                                       -----------     -----------     -----------    -----------
Net revenues                                           $    23,861     $    33,992     $    75,111    $   102,789
Operating expenses                                          14,585          19,373          44,522         56,233
                                                       -----------     -----------     -----------    -----------
     Gross profit                                            9,276          14,619          30,589         46,556

General and administrative expenses                          5,921           8,466          16,108         25,573
Goodwill amortization                                          503             782           1,521          2,136
                                                       -----------     -----------     -----------    -----------
     Income from operations                                  2,852           5,371          12,960         18,847

Interest income (expense) and other, net                        41              91               6           (336)
                                                       -----------     -----------     -----------    -----------
     Income before provision for income taxes                2,893           5,462          12,966         18,511

Provision for income taxes                                   1,215           2,294           5,445          7,775
                                                       -----------     -----------     -----------    -----------
     Net income                                        $     1,678     $     3,168     $     7,521    $    10,736
                                                       ===========     ===========     ===========    ===========

Diluted pro forma earnings per share                   $      0.15     $      0.24     $      0.66    $      0.86
                                                       ===========     ===========     ===========    ===========

Shares used in computing diluted
  pro forma earnings per share                          11,368,171      13,388,011      11,368,171     12,477,186
                                                       ===========     ===========     ===========    ===========


The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - HISTORICAL
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            -------------------------------
                                                                                 1997            1998
                                                                               --------         --------
 Cash from operating activities:
     Net income                                                                $  2,722         $  9,566
     Adjustments to reconcile net income to net
     cash provided by operating activities
          Depreciation and amortization                                           1,083            3,465
          Amortization of unearned compensation                                       5               23
          Changes in operating assets and liabilities:
               Accounts receivables                                              (2,487)          (6,474)
               Receivables and notes from affiliates
                 and employees                                                     (183)               3
               Prepaid expenses                                                      61             (756)
               Deferred income taxes                                             (1,097)            (314)
               Other assets                                                       1,188             (782)
               Trade payables and accrued expenses                               13,698           17,649
                                                                               --------         --------
           Net cash provided by operating activities                             14,990           22,380

Cash flows from investing activities:
     Capital expenditures                                                        (5,983)          (5,779)
     Proceeds from sale of property and equipment                                    54             --
     Cash paid for acquisitions, net of cash acquired                           (17,348)         (51,919)
                                                                               --------         --------
           Net cash used in investing activities                                (23,277)         (57,698)

Cash flows from financing activities:
     Proceeds from long-term debt and lines of credit                               991           30,700
     Payments on long-term debt and lines of credit                              (3,560)         (32,841)
     Net Proceeds from Offerings                                                 33,219           66,369
     Distributions to stockholders                                               (5,179)             --
                                                                               --------         --------
           Net cash provided by financing activities                             25,471           64,228

Net increase in cash and cash equivalents                                        17,184           28,910

Cash and cash equivalents, beginning of period                                    1,649            8,451
                                                                               --------         --------

Cash and cash equivalents, end of period                                       $ 18,833         $ 37,361
                                                                               ========         ========

Supplemental cash flow information:
     Cash paid for interest                                                    $    276         $    548
                                                                               ========         ========


Supplemental disclosure of non-cash financing and investing activities:

    Assets distributed to founding companies
      stockholders                                                             $  2,193         $   --
                                                                               ========         ========

The accompanying notes are an integral part of these financial statements.

                    TRAVEL SERVICES INTERNATIONAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

The interim Consolidated Financial Statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1997 and 1998 are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows with respect to interim financial statements, have been included. Operating results for interim periods are not necessarily indicative of the results for full years as a result of seasonality and other factors.

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

On July 28, 1997, Travel Services International, Inc. consummated its initial public offering and acquired five specialized distributors of travel services (the "Founding Companies") in separate combination transactions accounted for using the purchase method of accounting (the "Combinations"). Historical financial statements do not include the operating results of the Founding Companies (other than Auto Europe, the "accounting acquiror") prior to July 1997. Historical financial statements for the three and nine month periods ended September 30, 1997 and 1998 include the operating results of eight additional specialized distributors of cruise reservation services acquired from November 1997 through August 1998 under transactions accounted for using the pooling of interests method of accounting (the "Pooling Acquisitions"). Historical financial statements for the three and nine months ended September 30, 1998 also include the operating results of the following companies acquired during the first nine months of 1998 under transactions accounted for using the purchase method of accounting: five specialized distributors of reservations (one airline, three cruise and one auto rental), a provider of services to independent travel agencies (the "Purchase Acquisitions") and Lexington Services Associates, Ltd., an electronic hotel reservation services company (the "Lexington Acquisition"). Results of the Purchase Acquisitions and the Lexington Acquisition are included from the date of the acquisitions through September 30, 1998. The historical financial statements for the three and nine month periods ended September 30, 1997 do not include the operating results of the Purchase Acquisitions or the Lexington Acquisition.

Because of the significance of the Combinations in July 1997 and the Lexington Acquisition in June 1998, pro forma combined statements of income for the three and nine month periods ended September 30, 1997 and 1998 have been prepared and diluted pro forma earnings per share has been computed. The pro forma financial information gives effect to the results of the Company combined with all the Founding Companies and the Lexington Acquisition as if the Combinations and the Lexington Acquisition had occurred at the beginning of each respective period, along with certain adjustments associated with the Combinations, the Lexington Acquisition and the Pooling Acquisitions. These adjustments include amortization of goodwill resulting from the Combinations and the Lexington Acquisition, certain adjustments to salaries, bonuses and management fees to former owners and key management of the acquired companies, to which to which such persons have agreed prospectively, reversal of merger and acquisition costs associated with the Pooling Acquisitions and provision for income taxes as if pro forma income was subject to corporate and federal income taxes during the periods.

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

During 1998, the Company adopted Financial Standards Board Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income which establishes standards for reporting and display of comprehensive income and its components in the financial statements. The following types of items are to be considered in computing comprehensive income: foreign currency translation adjustments, pension liability adjustments, unearned stock plan awards and unrealized gain/loss on securities available for sale. For the three and nine month periods ended September 30, 1997 and 1998, there were no differences between net income and comprehensive income.

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments and for related disclosures about products and services, geographic areas and major customers. The Company will implement disclosure provisions of SFAS No. 131 effective December 31, 1998.

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after September 15, 1999. Management believes that adopting this statement will not have a material impact upon the Company's results of operations or financial position.

3.      LONG-TERM DEBT AND CREDIT FACILITY

The Company has a credit facility agreement with NationsBank, N.A. ("NationsBank") with respect to a $30 million revolving line of credit (the "Credit Facility") and a term loan of $2.1 million (the "Term Loan"). Borrowings under the Credit Facility and Term Loan are due October 15, 2000 and October 5, 2000, respectively. The Credit Facility may be used for acquisitions, letters of credit not to exceed $3 million in the aggregate, and for capital expenditures (including but not limited to investments in technology) and general corporate purposes, not to exceed $5 million in the aggregate. As of September 30, 1998, there were no outstanding borrowings under the Credit Facility, as $28.6 million was repaid on July 21, 1998 using a portion of the net proceeds of the Secondary Offering. All amounts repaid under the Credit Facility may be reborrowed. Interest on outstanding balances of the Credit Facility and Term Loan are computed based on the Eurodollar Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios. For a full description of the Credit Facility, refer to Note 7 and 15 to the Consolidated Financial Statements and related Notes thereto for the year ended December 31, 1997 included in the Company's Registration Statement.

On March 30, 1998, $3 million previously pledged to Barnett Bank was released in exchange for a guarantee by the Company of outstanding debt of one of the Founding Companies. Such debt, totaling $3,141,241, was repaid on April 28, 1998, including $1,901,838 which was refinanced using the proceeds of the Term Loan.

The Credit Facility requires the Company to secure an interest rate hedge on fifty percent of the outstanding principal amount borrowed under the Credit Facility and one hundred percent of the outstanding balance on the Term Loan. As of September 30, 1998, the Company entered into interest rate swap hedge agreements totaling $16.4 million and maturing in October 2000, of which $14.3 million relates to the Credit Facility. These interest rate swap hedge agreements were not liquidated when borrowings under the Credit Facility were repaid and an unrealized loss of approximately $275,00 and $415,000 was recorded in the three and nine month periods ended September 30, 1998, respectively.

The Credit Facility is secured by substantially all the assets of the Company and requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. At September 30, 1998 the Company was in compliance with the loan covenants or obtained waivers for any instances of non-compliance.

4.  ACQUISITIONS AND CAPITAL STOCK

On July 21, 1998, the Company consummated the Secondary Offering. An aggregate of 4,025,000 shares of Common Stock were registered and sold, including 2,025,000 shares sold by the Company and 2,000,000 shares sold by certain selling stockholders. All of the shares were sold to the public at a price of $34.50 per share. Net proceeds to the Company from the Secondary Offering (after deducting underwriting discounts and commissions and estimated offering expenses) were approximately $66.4 million, of which $28.6 million was used to repay borrowings under the Credit Facility. The Company did not receive any proceeds from shares sold by selling stockholders.

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

Effective June 1, 1998, the Company consummated the acquisition of all of the outstanding equity interests of the Lexington Services Associates, Ltd. ("Lexington"). Lexington is an electronic hotel reservation services company. The aggregate consideration paid for this acquisition was 283,990 shares of common stock and $24.0 million in cash, including $4 million of contingent consideration paid in August 1998. The acquisition is accounted for using the purchase method of accounting. The historical operations of Lexington when compared to the historical operations of the Company are significant and, accordingly, net revenues and income before taxes generated by Lexington prior to the date of acquisition are included in the accompanying pro forma consolidated statements of net income for the three and nine month periods ended September 30, 1997 and 1998.

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

On August 31, 1998, the Company consummated the acquisition of all the outstanding stock of Cruise Outlets of the Carolinas, Inc. ("Cruise Outlet"). Cruise Outlet is a specialized distributor of cruise reservation by using the Internet as a prime source of sales leads. The aggregate consideration paid for this acquisition was 150,000 shares of common stock. The acquisition is accounted for using the pooling of interests method of accounting.

Aggregate revenues and income before taxes included in the accompanying consolidated statements of income for the three and nine month periods ended September 30, 1997 and 1998 that were generated prior to the date of the acquisitions by the four acquisitions noted above as being accounted for using the pooling of interests method of accounting (the "1998 Poolings"), were as follows: net revenues of $1.2 million and $3.5 million in the three and nine month periods ended September 30, 1997, respectively; income before taxes of $227,000 and $720,000 in the three and nine month periods ended September 30, 1997, respectively; net revenues of $318,000 and $2.4 million in the three and nine month periods ended September 30, 1998, respectively; and income before taxes of $350,000 and $1.1 million in the three and nine month periods ended September 30, 1998, respectively.

On August 7, 1998, the Company consummated the acquisition of the outstanding capital stock of 1-800-CRUISES, Inc. and Jubilee Enterprises, Inc., (collectively "1-800-Cruises"). Among the assets acquired were toll free telephone numbers 1-800-CRUISES and 1-800-CRUISING and the www.1-800-CRUISES.com web-site address. In addition, the entities operate a small cruise reservation call center. The aggregate consideration paid for this acquisition was 36,546 shares of common stock and $500,000 in cash. The acquisition is accounted for using the purchase method of accounting. The historical operations of 1-800-Cruises when compared to the historical operations of the Company are not significant.

5.  EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share in 1997. Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents.

A reconciliation of weighted average shares used in the calculation of historical basic and diluted earnings per share for the three and nine month periods ended September 30 1997 and 1998 is as follows:

                                                     NINE MONTHS   THREE MONTHS
                                                      SEPTEMBER     SEPTEMBER
                                                      30, 1998       30, 1998

         Basic common shares outstanding               11,658,102    12,914,920
         Dilutive effects of stock options                491,806       473,091
                                                       ----------  ------------
         Dilutive shares outstanding                   12,149,908    13,388,011
                                                       ==========    ==========

Dilutive pro forma earnings per share for the periods, which reflects the dilutive effects of stock options, is also presented related to the pro forma combined statements of income as discussed in Note 1 herein.

6.  COMMITMENTS AND CONTINGENCIES

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

INTRODUCTION

The Company was established to create a leading specialized distributor of leisure travel services to both travel agents and travelers. The Company conducts its operations as a leading specialized distributor of cruise vacations, domestic and international airline tickets and European auto rentals, and a leading provider of electronic reservation services, through various subsidiaries (the "Operating Companies").

Because of the significance of the Combinations in July 1997 and the Lexington Acquisition in September 1998, pro forma combined statements of income for the three and nine month periods ended September 30, 1997 and 1998 have been prepared in addition to historical statements of operations. The pro forma combined statements of income have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Founding Companies and the Lexington Acquisition been under common control prior to the Combinations or the Lexington Acquisition, or which may result in the future.

The Company's revenue is derived primarily from selling travel related services, including cruise vacations, airline tickets and European auto rentals, by providing electronic hotel reservations and by providing various services to independent travel agencies. The Company does not record the gross amount of the travel services sold to travelers or travel agents. Net revenues recorded by the Company include commissions and markups on travel services, volume bonuses and override commissions and fees for services including processing and delivering tickets, franchisee support, hotel reservations, after hours reservation services and hotel guide publication.

The Company records net revenues when earned, which for cruise bookings is when the cruise is fully paid and the customer is no longer entitled to a full refund of the cost of the cruise, generally 45 to 90 days prior to the sailing date, for airline tickets and auto rentals is at the time the reservation is booked and ticketed, for hotel reservation services is at the time the traveler checks out of the hotel and for other services when the services are provided. The Company provides allowances for bad debts, cancellations, reservation changes, "no shows" and currency exchange guarantees, based on historical experience.

Operating expenses include compensation of sales and sales support personnel, commissions, credit card merchant fees, telecommunications, mail, courier, marketing, global distribution systems fees, hotel guide production costs and other expenses that vary with revenues. Commissions to travel agents are typically based on a percentage of the gross amount of the travel services sold. The Company's sales personnel are compensated either on an hourly basis, a commission basis or a combination of the two, with the vast majority of agents receiving a substantial portion of their compensation based on sales generated. The Company's independent contractors selling cruises receive a portion of the commissions earned by the Company. The Company receives a portion of commissions earned by its franchisees selling cruises.

General and administrative expenses include compensation and benefits to management and administrative employees, fees for professional services, rent, information services, depreciation, travel and entertainment, office services, amortization of capitalized internally developed software and other overhead costs. Internally developed software is amortized over five years.

The Company records as goodwill the excess of consideration paid over the estimated fair market value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is amortized over 35 years for the travel service companies acquired and over five years for an acquired software company. As of September 30, 1998, goodwill, net, was $106.7 million.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 - HISTORICAL

The following table sets forth certain selected historical financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------
                                                         1997                     1998
                                                 ----------------------   ---------------------
Net revenues                                       $ 18,447    100.0%      $33,992    100.0%
Operating expenses                                   11,098     60.2        19,373     57.0
                                                     -------   -----       -------    -----
Gross profit                                          7,349     39.8        14,619     43.0
General and administrative expenses                   5,117     27.7         8,503     25.0
Goodwill amortization                                   201      1.1           782      2.3
                                                     -------   -----       -------    -----
Income from operations                                2,031     11.0         5,334     15.7
Interest income (expense) and other, net                 63       .4            91       .3
                                                     -------   -----       -------    -----
Income before provision for income taxes              2,094     11.4         5,425     16.0
Provision for income taxes                              879      4.8         2,279      6.7
                                                     -------   -----       -------    -----
Net income                                         $  1,215      6.6%      $ 3,146      9.3%
                                                     ======    =====       =======    =====

Net revenues increased from $18.4 million in 1997 to $34.0 million in 1998. Net revenues in the European auto rental segment increased 15.5% and net revenues of the Pooling Acquisitions increased 47.8%, with the balance of the net increase in net revenues attributable to the inclusion of the net revenues of four of the Founding Companies commencing on July 28, 1997 and the Purchase Acquisitions and the Lexington Acquisition commencing from the date of acquisitions in 1998.

Operating expenses increased from $11.1 million in 1997 to $19.4 million in 1998. As a percentage of net revenues, total operating expenses decreased from 60.2% in 1997 to 57.0% in 1998, primarily due to the change in the mix of business in each travel segment as a result of acquisitions.

General and administrative expenses increased from $5.1 million in 1997 to $8.5 million in 1998 and were 27.7% and 25.0% of net revenues, respectively. The increase in expenses was primarily the result of expenses associated with being a public company and costs of maintaining a corporate headquarters, which did not exist at any significant level in the three months ended September 30, 1997 just following the initial public offering, and expenses of the Lexington Acquisition and Purchase Acquisitions in 1998, all of which is offset somewhat by lower general and administrative expenses at other Operating Companies as a percentage of net revenues.

Goodwill amortization increased from $201,000 in 1997 to $782,000 in 1998. The increase in goodwill amortization in 1998 was the result of amortization related to the Lexington Acquisition and Purchase Acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 - HISTORICAL

The following table sets forth certain selected historical financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):


                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------
                                                         1997                     1998
                                                 ----------------------   ---------------------
Net revenues                                       $ 47,145    100.0%      $97,548    100.0%
Operating expenses                                   28,716     60.9        53,259     54.6
                                                     ------    -----       -------    -----
Gross profit                                         18,429     39.1        44,289     45.4
General and administrative expenses                  13,531     28.7        24,886     25.5
Goodwill amortization                                   201       .4         1,804      1.8
                                                     ------    -----       -------    -----
Income from operations                                4,697     10.0        17,599     18.1
Interest income (expense) and other, net                 (3)       0          (258)     (.3)
                                                     ------    -----       -------    -----
Income before provision for income taxes              4,694     10.0        17,341     17.8
Provision for income taxes                            1,972      4.2         7,283      7.5
                                                     ------    -----       -------    -----
Net income                                         $  2,722      5.8%      $10,058     10.3%
                                                     ======    =====       =======    =====

Net revenues increased from $47.1 million in 1997 to $97.5 million in 1998. Net revenues in the European auto rental segment increased 13.4% and net revenues of the Pooling Acquisitions increased 39.6%, with the balance of the net increase in net revenues attributable to the inclusion of the net revenues of four of the Founding Companies commencing on July 28, 1997 and the Purchase Acquisitions and the Lexington Acquisition commencing from the date of acquisitions in 1998.

Operating expenses increased from $28.7 million in 1997 to $53.3 million in 1998. As a percentage of net revenues, total operating expenses decreased from 60.9% in 1997 to 54.6% in 1998, primarily due to the change in the mix of business in each travel segment as a result of acquisitions.

General and administrative expenses increased $11.4 million, or 83.9%, from $13.5 million in 1997 to $24.9 million in 1998 and were 28.7% and 25.5% of net revenues, respectively. The increase in expenses was primarily the result of expenses associated with being a public company and costs of maintaining a corporate headquarters which did not exist prior to the initial public offering and expenses of the Lexington Acquisition and Purchase Acquisitions in 1998, offset somewhat by lower general and administrative expenses at other Operating Companies as a percentage of net revenues.

Goodwill amortization increased from $201,000 in 1997 to $1.8 million in 1998. The increase in goodwill amortization in 1998 was the result of amortization related to the Lexington Acquisition and Purchase Acquisitions.

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 - PRO FORMA

The following table sets forth certain selected pro forma financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------
                                                         1997                     1998
                                                 ----------------------   ---------------------
Net revenues                                       $ 23,861     100.0%     $33,992    100.0%
Operating expenses                                   14,585      61.1       19,373     57.0
                                                    -------     -----      -------    -----
Gross profit                                          9,276      38.9       14,619     43.0
General and administrative expenses                   5,921      24.8        8,446     24.9
Goodwill amortization                                   503       2.1          782      2.3
                                                    -------     -----      -------    -----
Income from operations                                2,852      12.0        5,371     15.8
Interest income (expense) and other, net                 44        .1           91       .3
                                                    -------     -----      -------    -----
Income before provision for income taxes              2,893      12.1        5,462     16.1
Provision for income taxes                            1,215       5.1        2,294      6.8
                                                    -------     -----      -------    -----
Net income                                         $  1,678       7.0%     $ 3,169      9.3%
                                                   ========     ======     =======    ======

Net revenues increased $10.1 million, or 42.5%, from $23.9 million in 1997 to $34.0 million in 1998. The increase in net revenues is primarily attributable to acquisitions and increased transaction volumes of travel services by the Company in each segment. In addition, net revenue per transaction increased in European auto rental, cruise and hotel segments. Net revenues for the period increased 79.9%, 13.5%, 15.5% and 62.0% in the cruise, air, European auto rental, and hotel segments, respectively. Of the 42.5% increase in combined pro forma net revenues, 23.8% was attributable to internal growth at the Founding Companies, the Pooling Acquisitions and the Lexington Acquisition, and 18.7% was attributable to net revenues recorded for the Purchase Acquisitions in 1998. The Company did not record net revenues for 1997 for the Purchase Acquisitions.

Operating expenses increased $4.8 million, or 32.8%, from $14.6 million in 1997 to $19.4 million in 1998. As a percentage of net revenues, total operating expenses decreased from 61.1% in 1997 to 57.0% in 1998, primarily due to a change in the mix of business by segment as a result of acquisitions.

General and administrative expenses increased $2.5 million, or 42.6%, from $5.9 million in 1997 to $8.4 million in 1998, and were 24.8% and 24.9% of net revenues, respectively. The increase in expenses was primarily the result of expenses associated with being a public company and costs of maintaining a corporate headquarters, which did not exist at any significant level in the three months ended September 30, 1997 just following the initial public offering, and expenses of the Purchase Acquisitions in 1998, offset somewhat by lower general and administrative expenses at other Operating Companies as a percentage of net revenues.

Goodwill amortization increased $279,000, or 55.5%, from $503,000 in 1997 to $782,000 in 1998. The increase in goodwill amortization in 1998 was the result of amortization related to the Purchase Acquisitions.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 - PRO FORMA

The following table sets forth certain selected pro forma financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------------------
                                                         1997                     1998
                                                 ----------------------   ---------------------
Net revenues                                       $ 75,111     100.0%   $102,789      100.0%
Operating expenses                                   44,522      59.3      56,233       54.7
                                                   --------     -----    --------      -----
Gross profit                                         30,589      40.7      46,556       45.3
General and administrative expenses                  16,108      21.4      25,573       24.9
Goodwill amortization                                 1,521       2.0       2,136        2.1
                                                   --------     -----    --------      -----
Income from operations                               12,960      17.3      18,847       18.3
Interest income (expense) and other, net                  6         0        (336)       (.3)
                                                   --------     -----    --------      -----
Income before provision for income taxes             12,966      17.3      18,511       18.0
Provision for income taxes                            5,445       7.3       7,775        7.6
                                                   --------     -----    --------      -----
Net income                                         $  7,521      10.0%   $ 10,736       10.4%
                                                   ========     =====    ========      =======

                                       14

Net revenues increased $27.7 million, or 36.8%, from $75.1 million in 1997 to $102.8 million in 1998. The increase in net revenues is primarily attributable to acquisitions and increased transaction volumes of travel services by the Company in each segment. Net revenues for the period increased 70.1%, 15.5%, 13.4% and 47.6%, in the cruise, air, European auto rental, and hotel segments, respectively. Net revenue per transaction increased in the cruise, European auto rental and hotel segments. Of the 36.8% increase in combined pro forma net revenues, 15.3% was attributable to the Purchase Acquisitions and 21.5% was attributable to internal growth at the Founding Companies, the Pooling Acquisitions and the Lexington Acquisition. Net revenues for 1997 were not recorded for the Purchase Acquisitions.

Operating expenses increased $11.7 million, or 26.3%, from $44.5 million in 1997 to $56.2 million in 1998. As a percentage of net revenues, total operating expenses decreased from 59.3% in 1997 to 54.7% in 1998, primarily due a change in the mix of business by segment.

General and administrative expenses increased $9.5 million, or 58.8%, from $16.1 million in 1997 to $25.6 million in 1998. The increase in expenses was primarily the result of expenses associated with being a public company and costs of maintaining a corporate headquarters which did not exist prior to the initial public offering and expenses of the Purchase Acquisitions in 1998, offset somewhat by lower general and administrative expenses at other Operating Companies as a percentage of net revenues.

Goodwill amortization increased $615,000, or 40.4%, from $1.5 million in 1997 to $2.1 million in 1998. The increase in goodwill amortization in 1998 was the result of amortization related to the Purchase Acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL TRANSACTIONS, INCLUDING ACQUISITIONS

The Company's three primary sources of liquidity and capital resources are cash flow from operating activities, issuance of Common Stock and borrowings under its Credit Facility.

In the nine months ended September 30, 1997 and 1998, on a historical basis, net cash provided by operating activities was approximately $15.0 million and $22.4 million, respectively, capital expenditures were $6.0 million and $5.8 million, respectively, borrowing under the Term Loan and other borrowings were $1.0 million and $2.1 million, respectively, and repayment of debt was $3.6 million and $4.2 million, respectively. In addition, borrowings under line of credit (established in October 1997) were $28.6 million in the nine months ended September 30, 1998. All outstanding borrowings under the line of credit consisting of $28.6 million were repaid in July 1998 using a portion of the net proceeds from the Secondary Offering.

Effective June 1, 1998, the Company consummated the acquisition of all of the outstanding equity interests of Lexington Services Associates, Ltd. ("Lexington"). Lexington is an electronic hotel reservation services company. The aggregate consideration paid for this acquisition was 283,990 shares of common stock and $24 million in cash. The acquisition is accounted for using the purchase method of accounting. The historical operations of Lexington when compared to the historical operations of the Company are significant and, accordingly, net revenues and income before taxes generated by Lexington prior to the date of acquisition are included in the accompanying pro forma consolidated statements of net income for the three and nine month periods ended September 30, 1997 and 1998.

The Company issued 186,546 shares of common stock and paid $4.8 million cash consideration during the three months ended September 30, 1998 in connection with three acquisitions described herein. In addition, the Company paid $4 million of contingent consideration related to the Lexington Acquisition. One of the acquisitions was accounted for using the pooling of interests method of accounting and two of the acquisitions were accounted for using the purchase method of accounting.

The Company issued 1,151,752 shares of common stock and paid $49.5 million cash consideration during the nine months ended September 30, 1998 in connection with eleven acquisitions consummated during the period. Four of the acquisitions were accounted for using the pooling of interests method of accounting, and seven of the acquisitions, including the Lexington Acquisition, were accounted for using the purchase method of accounting.

On July 21, 1998, the Company consummated its Secondary Offering. An aggregate of 4,025,000 shares of Common Stock were offered and sold, including 2,025,000 shares sold by the Company and 2,000,000 shares sold by certain selling stockholders. All of the shares were sold at a price to the public of $34.50 per share. Net proceeds to the Company from the Secondary Offering (after deducting underwriting discounts and commissions and estimated offering expenses) were approximately $66.4 million, of which $28.6 million was used to repay borrowings under the Credit Facility. The Company did not receive any proceeds from shares sold by selling stockholders.

The Company expects to spend an aggregate of $10 million during 1998 for capital expenditures, including approximately $5 million for development of software applications for internal use. The remainder of the 1998 capital budget relates to purchases of computer hardware and personal computers, telecommunications equipment, leasehold and building improvements and furniture and fixtures. Capital expenditures during the nine months ended September 30, 1998 totaled $5.8 million, of which $3.4 million relates to development of software applications for internal use. In addition, the Company expects to spend approximately $17 million for all capital expenditures in 1999, including $9 million for development of software applications for internal use. An assessment of the Company's Year 2000 preparedness is discussed below.

The Company believes that the net proceeds of the Secondary Offering, together with cash flow from operating activities and borrowings under its Credit Facility, should be adequate to meet the Company's capital requirements over the next 12 months. However, changes in the method of financing or expected size of future acquisitions may affect the Company's liquidity and capital requirements during that time. The Company has engaged in preliminary discussions with its lender regarding the possibility of increasing its borrowing base to between $60 and $75 million through issuance of a new credit facility in which other banks would participate.

LONG-TERM DEBT AND CREDIT FACILITY

The Company has a credit facility agreement with NationsBank, N.A. ("NationsBank") with respect to a $30 million revolving line of credit (the "Credit Facility") and a term loan facility of $2.1 million (the "Term Loan"). Borrowings under the Credit Facility and Term Loan are due October 15, 2000 and October 5, 2000, respectively. The Credit Facility may be used for acquisitions, letters of credit not to exceed $3 million in the aggregate, and for capital expenditures (including but not limited to investments in technology) and for general corporate purposes, which in the aggregate may not exceed $5 million. As of September 30, 1998, there were no outstanding borrowings under the Credit Facility. All amounts repaid may be reborrowed. Interest on outstanding balances of the Credit Facility and Term Loan are computed based on the Eurodollar Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios.

On March 30, 1998, $3 million previously pledged to Barnett Bank was released in exchange for a guarantee by the Company of outstanding debt of one of the Founding Companies. Such debt, totaling $3,141,241, was repaid on April 28, 1998, including $1,901,838 which was refinanced using the proceeds of the Term Loan.

The Credit Facility requires the Company to secure an interest rate hedge on fifty percent of the outstanding principal amount borrowed under the Credit Facility and one hundred percent of the outstanding balance on the Term Loan. As of September 30, 1998, the Company entered into interest rate swap hedge agreements totaling $16.4 million and maturing in October 2000, of which $14.3 million relates to the Credit Facility. These interest rate swap hedge agreements were not liquidated when borrowings under the Credit Facility were repaid and an unrealized loss of approximately $275,000 and $415,000 was recorded in the three and nine month periods ended September 30, 1998, respectively.

The Credit Facility is secured by substantially all the assets of the Company and requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. At September 30, 1998 the Company was in compliance with the loan covenants or obtained waivers for any instances of non-compliance.

YEAR 2000 PREPAREDNESS

STATE OF READINESS

The Company recognizes that computer systems and all forms of electronic technology, information technologies ("IT") and non-information technologies ("Non- IT"), could be adversely affected by the year 2000 date. This is because many systems and technology components use a two-digit field to represent the year in dates (e.g., "98" rather than "1998"). With the advent of the year 2000, systems and programs may fail or produce incorrect data believing it is the year 1900, causing not just IT problems but also business and operations problems.

To help ensure that the Company's systems can survive the turn of the century, any use of dates in technology or systems are being identified, assessed, corrected and tested where necessary. To support this effort, the Company has developed an overall project approach, a project reporting and accountability structure and process methodology.

The project approach has been developed to address the following: (1) IT (applications and computing environment), (2) Non-IT systems (embedded technology and systems), and (3) Business Partner Management (vendors, suppliers, banks, leasing companies). Internal and external compliance factors that may have an impact on the Company's business operations are being addressed and monitored using this approach.

The Company's project reporting and accountability structure encompasses every level of the organization, including: (1) an Executive Committee (senior level management of the Company), (2) an Executive Sponsor (the Chief Information Officer) who is responsible for reviewing and advising on Year 2000 project progress and processes, (3) the Year 2000 Project Office that is responsible for overall coordination, maintenance, collection and dissemination of all Year 2000 project information as well as the centralized systems and processes, and (4) subsidiary operating company management and assigned points of contact responsible for those systems developed, purchased, operated and supported within an operating company.

The Year 2000 Project Office has developed a reporting schedule and will require monthly updates from the Operating Companies and others throughout the life of the project. These updates include inventory updates and status and associated detail (i.e., budget, risks, timeline and schedule, contingency plans, testing plans and updates, issues and concerns, and Company awareness activities). The Year 2000 Project Office is responsible for reporting on the Company's state of compliance.

The Company employs a seven phase process methodology for the project: Phase 1, Organization of the project; Phase 2, Assessment of conducting an inventory and identifying areas of exposure; Phase 3, Planning to correct exposure areas (i.e., developing project and contingency plans, establishing priorities, and developing strategies for correcting problems); Phase 4, Correction of the exposed systems; Phase 5, Testing of the corrections; Phase 6, Implementation of the corrections; and Phase 7, Maintenance of Year 2000 compliance over time.

The Company has substantially completed the Organization and Assessment phases, and has made progress in the remaining phases. The degree to which Operating Companies have addressed the Year 2000 issue for their locations prior to acquisition by the Company varies. The Company believes the preliminary inventory gathered has identified all significant systems and processes, and Operating Companies have been asked to prioritize "business critical" and "important" systems and assign status to the systems identified. External and internal resources have been used for this effort and will continue to be used to correct, test and implement these items for Year 2000 readiness and compliance.

As part of the Company's overall technology strategy, the Company has been developing new common applications (already Year 2000 compliant) that are expected to be implemented in 1998 and 1999 across the air, auto and cruise segments, replacing many, although not all, of the existing systems currently in place at Operating Companies in these segments. New hardware and software required to support these applications are expected to be in place by the end of 1999 and will be Year 2000 compliant.

The Company has developed a corporate compliance statement and survey to address and determine Year 2000 issues and readiness of its business partners. These documents have been distributed to all business partners and a schedule has been developed for follow-up and review of responses. An action plan has been developed to closely work with and monitor progress of the Company's critical and important business partners that could impact business operations if such partners are not compliant.

COSTS

The total cost of Year 2000 remediation activities has not been to date, and is not anticipated to be, material to the financial position or results of operations of the Company in any given year. This is attributed in large part to the Company's strategy for the development and implementation of new common applications that will replace a significant portion of the Company's legacy systems. However, there can be no assurance the new systems will be fully implemented or implemented on the time schedule anticipated. The Company expects to spend an aggregate of $18 to $20 million for the development of these systems during 1998, 1999 and 2000 and expects the operating costs associated with these systems to generally be in excess of current operating costs for applications in use at the Operating Companies.

RISKS

The Company utilizes IT and Non-IT systems in many aspects of its business and is dependent on a multitude of business partners. Risks associated with the Year 2000 include, but are not limited to, the following:

/bullet/ Business partners that experience Year 2000 issues may be unable to provide goods or services to the Company, including those suppliers providing goods and services sold by the Company. Disruption of other services, such as utilities, could also potentially impact the Company's operations.

/bullet/ Packaged software vendors that provide inadequate solutions, corrections and testing.

/bullet/ Project delays for the technology applications currently under development that could impact overall Year 2000 compliance efforts and associated costs.

CONTINGENCY PLANS

While the Company believes it is pursuing the appropriate courses of action to ensure Year 2000 readiness, there can be no assurance that the objectives will be achieved internally or with business partners. Those areas will be addressed by contingency plans. These contingency plans will include the identification, acquisition and/or preparation of backup systems and processes in case of non-compliance. Completion of contingency plans for all business critical and important systems, including worst case scenarios, is expected in early 1999.

ONGOING PLANS AND ACTIVITIES

Based on its efforts and plans to date, the Company does not believe the Year 2000 issue will have a material effect on its financial condition. The Company is completing the assessment and planning phases and is in the process of determining the likelihood of successfully completing and addressing the full range of issues in a timely manner. Upon completion of these phases, estimates for the project timeline and schedule, budget, risks, issues and contingency plans will be refined.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the stockholders of the Company was held on Tuesday, July 28, 1998. At such meeting, the stockholders considered and voted upon three proposals: (1) the election of three members to the Board of Directors; (2) the reincorporation of the Company from Delaware to Florida; and (3) the approval of an Amended and Restated Long-Term Incentive Plan, providing for, among other things, an amendment to the Company's prior plan to authorize an increase in the total number of share that may be subject to awards under the plan to 15% of the aggregate number of shares of common stock outstanding.

The stockholders approved each of the proposals. The votes cast for such proposals were as follows:

     PROPOSAL #1                    PROPOSAL #2                   PROPOSAL #3
  ------------------            ------------------             ------------------
  8,316,785  For                7,234,659  For                 7,300,382  For
          0  Against              257,230  Against             1,072,580  Against
     57,800  Withheld                   0  Withheld                    0  Withheld
                                                                          Abstentions and
          0  Abstentions and        1,523  Abstentions and         1,623  broker non-votes
             broker non-votes              broker non-votes

With respect to the directors nominated for office, each nominee received the same number of votes for, against or withheld, as well as the same number of abstentions and broker non-votes.


ITEM 5.        OTHER INFORMATION

RISK FACTORS AND QUALIFICATION OF FORWARD LOOKING STATEMENTS

The Company is subject to various risks associated with its operations, strategies, management and industry, including the risk factors discussed in the Company's Annual Report on form 10-k for the year ended December 31,1997 and its Registration Statement (File No. 333-56567) and the Prospectus contained therein. In addition, the statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding future financial and operating performance and results, sales, revenue, marketing plans and initiatives, acquisitions, operational initiatives, technology, the economy and other statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements. Past performance is not necessarily indicative of future results, and actual results could differ significantly from any results anticipated in any forward-looking statement. In evaluating the Company's business, the following factors, in addition to the Risk Factors set forth in the Company's Prospectus referred to above, should be carefully considered: successful deployment and integration of systems; factors affecting internal growth and management of growth; dependence on travel providers; the Company's acquisition strategy and availability of acquisition financing; success in entering new segments of the travel market and new geographic areas; the Company's ability to implement its strategic technology, marketing and operational initiatives dependence on technology; labor and technology costs; cost, availability and success of advertising and promotional efforts; risks associated with the travel industry generally; seasonality and quarterly fluctuations; competition; and general economic conditions. In addition, the Company's business strategy and growth strategy involve a number of risks and challenges, and there can be no assurance that these risks and other factors will not have a material adverse effect on the Company.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

    EXHIBIT NO.                       DESCRIPTION OF EXHIBIT

     10.17 Employment Agreement, dated as of July 25, 1998, between the Company and George Del Pino

      11         Schedule of Computations of Earnings Per Share

      27         Financial Data Schedule


    (b)          Reports on Form 8-K:

                 None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRAVEL SERVICES INTERNATIONAL, INC.



Date:   November 13, 1998                   By:   /S/ JILL M. VALES
                                                  ---------------------
                                   Jill M. Vales
                                   Senior Vice President and Chief Financial Officer
                                   (as both a duly authorized officer of the registrant
                                   and the principal financial officer or chief accounting
                                   officer of the registrant)

                                 EXHIBIT INDEX

   EXHIBIT                            DESCRIPTION
   -------                            -----------

     10.17 Employment Agreement, dated as of July 25, 1998, between the Company and George Del Pino

      11         Schedule of Computations of Earnings Per Share

      27         Financial Data Schedule