Form 10-Q/A
period 1998-09-30
TRAVEL SERVICES INTERNATIONAL INC
filed 1998-12-16
CIK 1039064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
                                Amendment No. 1

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

                      TRAVEL SERVICES INTERNATIONAL, INC.
                                  FORM 10-Q/A

                                     INDEX


                                                                            PAGE

PART II           OTHER INFORMATION

Item 6.           Exhibits and reports on Form 8-K ......................... 3

SIGNATURES.................................................................. 4

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

    EXHIBIT NO.                       DESCRIPTION OF EXHIBIT

     10.17 Employment Agreement, dated as of July 25, 1998, between the Company and George Del Pino(1)

      11         Schedule of Computations of Earnings Per Share(1)

      27         Financial Data Schedule(2)


    (b)          Reports on Form 8-K:

                 None.
---------------------------------
(1) Previously Filed.
(2) Filed Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRAVEL SERVICES INTERNATIONAL, INC.



Date: December 16, 1998       By: /S/ JILL M. VALES
                                  ---------------------
                                  Jill M. Vales
                                  Senior Vice President and Chief Financial
                                  Officer (as both a duly authorized officer
                                  of the registrant and the principal financial officer or chief accounting officer of the registrant)

                                 EXHIBIT INDEX

   EXHIBIT                            DESCRIPTION
   -------                            -----------


      27         Financial Data Schedule