Form 10-K405
period 1998-12-31
TRAVEL SERVICES INTERNATIONAL INC
filed 1999-03-31
CIK 1039064

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO _________.

                         COMMISSION FILE NUMBER 0-29298

                       TRAVEL SERVICES INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          FLORIDA                                               52-2030324
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

                     COMMON STOCK (PAR VALUE $.01 PER SHARE)

                                (TITLE OF CLASS)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Company as of the 25th day of March, 1999, was approximately $129,775,754 based on the $11.50 closing sale price for the Common Stock on the Nasdaq Stock Market on such date. For purposes of this computation, all executive officers and directors of the Company have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

         The number of shares of Common Stock of the Registrant outstanding as of the 25th day of March, 1999, was 13,795,658.

                                     PART I
ITEM 1.       BUSINESS

GENERAL
         Travel Services International, Inc., dba The Travel Company (the "Company"), is a leading specialized distributor of travel products including cruise vacations, vacation packages, domestic and international airline tickets and European auto rentals, and is a leading provider of travel services such as electronic hotel reservation services, specialized hotel programs and services and incentive travel programs. The Company provides its services to both travel agents and travelers, offering a combination of specialized expertise, the ability to compare travel options from multiple travel providers and competitive prices. Unlike traditional travel agents who often lack extensive knowledge about the specific services being offered, the sales agents of specialized distributors focus their efforts on certain segments of the travel service industry and thus provide a greater level of expertise and service with respect to their segments. The Company's ability to provide in-depth knowledge about alternative products from multiple travel providers also differentiates it from the internal sales departments of travel providers, who offer only that provider's services. Recognizing the ability of specialized distributors to sell a significant amount of travel capacity, as well as their in-depth knowledge, travel providers are increasingly utilizing specialized distributors as a preferred source of distribution. The Company often has preferred pricing and access to inventory through its negotiated arrangements with leading airline, cruise line and European auto rental travel providers.

         The Company commenced operations in July 1997 concurrently with its initial public offering and the acquisition of five specialized travel distributors, and has since acquired an additional 17 operating companies and a software development company. Through 1998, the Company focused its acquisitions primarily on distributors of cruise vacations to take advantage of recognized growth opportunities in that segment. Based on sales booking volume during 1998, the Company believes it has emerged as the largest distributor of cruise vacations in the world.

         The Company has also looked for opportunities to expand into new segments of the leisure travel industry that are complementary to its other lines of business. In June 1998, the Company entered the lodging travel services segment with the acquisition of Lexington Services, which the Company believes is the second largest electronic hotel reservation services company in the United States, based on the number of rooms booked during 1997. The Company strengthened its presence in the lodging segment with the purchase in July 1998 of ABC Corporate Services, a developer of a hotel program, publisher of a related hotel guide and provider of after-hours travel services. In February 1999, the Company continued its expansion of product offerings with the acquisitions of AHI International Corporation, a distributor of packaged vacation products to university alumni associations, and Lifestyle Vacation Incentives, Inc., a marketer of incentive and promotional travel products.

         Development of technology applications that facilitate and enhance the selling process for the Company's sales agents has become a significant focus for the Company. During 1998, the Company made substantial investments in its "Universal Technology" applications, and expects to continue such investments in the future. The Company's air reservation application, known as Flight Attendant, is currently in use in the Company's 1-800-FLY-CHEAP and 1-800-FLY-EUROPE operations. The cruise application, known as Cruise Control, is currently in use in a pilot at the Company's Long Island, New York call center. Upon successful completion of the pilot testing period, Cruise Control is expected to be rolled out to other cruise call centers. Each of the applications developed by the Company use web-based technologies, thereby allowing the Company to make the systems available to travel agents and travelers over the Internet in the future. The Company also plans to examine various inquires by third parties which could potentially provide the Company with licensing or other opportunities related to the Company's internally developed technology.

         The Company currently utilizes four distinct channels of distribution:
(i) call centers staffed with trained sales personnel; (ii) home-based agents (including franchisees) who service their local markets; (iii) traditional travel agents; and (iv) the Internet. Marketing of the products and services sold directly to consumers is accomplished primarily through newspaper, magazine and television advertisements and direct mail promotions; marketing to travel agents and independent hotels is managed primarily through sales forces dedicated to those efforts. The Company also markets its services over the Internet, using both the Company's own website, www.travelco.com, and links through other Company-owned and third party sites. Beginning in late 1998, the Company launched its new brand name, "The Travel Company". Currently, the Company uses The Travel Company brand primarily for the marketing and promotion of cruise products, although the brand is identified with other direct-to-consumer products and services as well. Certain of the Company's businesses that are believed to carry a strong brand identity apart from The Travel Company brand continue to go to market under their traditional trade names, either alone or in association with The Travel Company brand.

         Currently, the Company does not have any material portion of its assets, operations or customers located outside of the United States. Substantially all of the Company's revenues are from customers based within the United States, where all of the Company's services are provided.

         In December 1998, the Company changed its state of incorporation from Delaware to Florida.

INDUSTRY OVERVIEW

         Domestic travel and tourism spending by U.S. travelers was an estimated $408 billion in 1997 and is forecasted to increase at a compound annual growth rate of 6.7% through the year 2000. The market for specialized distributors of leisure travel services is highly fragmented. Many of these specialized distributors are small and generally have made little investment in technology to improve their selling effectiveness, efficiencies and access to information. Furthermore, most of these companies lack the volume and financial security necessary to obtain preferential pricing and inventory from travel providers or to create effective national marketing campaigns. The Company believes significant growth opportunities are available to a well capitalized company providing a broad offering of specialized travel products and services with a high level of customer service and state-of-the-art technology infrastructure.

         CRUISE INDUSTRY. The number of North American cruise passengers is expected to increase from 5.1 million in 1997 to 7.0 million by the year 2000, an 11.5% compound annual growth rate. In addition, industry analysts forecast a 10.3% compound annual growth rate in capacity over the same period, with a total of 40 new vessels, contracted or planned, adding a net supply of approximately 40,000 berths. The character of a cruise varies significantly among the different cruise lines and cruise ships. In addition, a cruise vacation, which consists of lodging, entertainment, dining and travel, typically represents a large portion of a traveler's vacation budget. As a result, cruise sales require significant marketing time and effort in comparison with sales of other travel products. Cruise lines traditionally have relied primarily on third party distributors to sell virtually all of their berth capacity. It is estimated that 6% of cruise vacations are sold directly by the internal sales departments of the cruise lines. While travel agents remain an important channel of distribution for cruise lines, specialized cruise vacation distributors have become an increasingly significant source of capacity utilization and, accordingly, are given preferential pricing, cooperative advertising dollars and access to preferred berth inventory and locations. In contrast to most traditional travel agents, specialized cruise distributors offer travelers extensive knowledge of cruise options available and are able to provide more detailed information with respect to daily excursions and other amenities.

         AIRLINE INDUSTRY. The number of passengers carried by the major U.S. based airlines increased 2.9% to 542 million in 1997 from 526 million in 1996, with domestic and international passenger growth of 2.8% and 4.1%, respectively. Airlines rely heavily on travel agents and specialized distributors to supplement their own internal marketing efforts. Given their focus on air travel and their corresponding large volumes of reservations, specialized distributors often receive preferential pricing or controlled access to capacity at discounted prices through the use of negotiated rate fare contracts. Airlines typically issue these contracts to a limited number of specialized distributors in order to increase capacity utilization without disrupting their overall pricing strategy. These specialized distributors are then able to offer non-published discounted fares for domestic and international flights to both travel agents and travelers.

         EUROPEAN AUTO RENTAL INDUSTRY. U.S. citizen departures to Europe increased 11.1% to 10.1 million in 1997 from 9.0 million in 1996. Unlike domestic auto rental providers which, to a large extent, market directly to travelers in the U.S., European auto rental providers rely heavily on third party distributors to market to U.S. customers traveling abroad. As in the U.S., European auto rental providers focus on business traveler segment which peaks in the spring and fall seasons. As a result, specialized distributors in the U.S. serve an important role to these European auto rental providers by supplementing their sales efforts during non-peak periods. In addition, these specialized distributors serve as a centralized and efficient source of information on pricing and availability of reservations to travel agents in the U.S.

         LODGING INDUSTRY. Average daily room rates in the U.S. lodging industry increased 6.2% to $75.16 in 1997 from $70.81 in 1996. Average daily room nights sold increased 2.3% to 2.3 million in 1997 from 2.2 million in 1996. Average daily rates and average daily rooms sold are expected to increase 5.3% and 2.2%, respectively, in 1998.

         VACATION AND TOUR PACKAGES INDUSTRY. Sales of vacation and tour packages is estimated to be a $20 billion market in 1997. In 1997, 104.2 million U.S. adults traveled with other family members, an increase of 11% over the prior year. The market is expected to grow at 6% a year for the next several years. Vacation packages include a combination of two or more travel services (e.g. hotel accommodations, ground transportation, air transportation, cruises) that are offered at a package price. Many vacation packages offer a choice of components and options, thereby enabling the customer to customize the package.

         INCENTIVE TRAVEL PROGRAMS INDUSTRY. The travel incentive industry is estimated to be a $6 billion market. Travel promotion agencies range from sophisticated companies offering a broad range of service to boutique shops, specializing in one or few specific types of promotions. The industry is fragmented, with over 1000 travel promotion companies; however less than 100 companies are believed to have sales in excess of $1 million.

OPERATING STRATEGY

         The Company seeks to provide comprehensive, quality leisure travel products and services, while improving efficiencies in its operations. The primary components of the Company's operating strategy include the following:

         PROVIDE EXTENSIVE EXPERTISE IN SPECIFIC TRAVEL SEGMENTS. The Company, through its operating companies, is a specialist in several leisure travel products and services. By leveraging this specialized knowledge, the Company provides a higher level of expertise and information for a broader array of travel products and services than may be available through traditional distribution channels.

         UTILIZE TECHNOLOGY TO IMPROVE THE SELLING PROCESS. The Company continues to make significant investments in development of technology that will improve and enhance the ability of its sales agents to convert travel inquiries into sales and make the selling and service processes more efficient. The Universal Technology applications being developed by the Company are web-based. The specifications for the Company's technology applications are designed by subject matter experts who are best able to identify the necessary tools. In addition, the technology reduces new agent training time from several weeks currently to less than one week.

         MAINTAIN AND ENHANCE STRONG STRATEGIC RELATIONSHIPS WITH TRAVEL PROVIDERS. The Company believes that its strategic relationships with its travel providers are integral to its success. The Company has negotiated with many travel providers for pricing that is often lower than published fares and for preferred access to capacity. The Company has also commenced discussions with travel providers within the cruise industry regarding the objective of obtaining direct electronic interfaces to the cruise lines reservation systems. These strategic relationships enable the Company to access multiple providers within each travel segment and to offer value and service that is generally better than would be available to travelers through travel agents.

         MARKET THROUGH MULTIPLE DISTRIBUTION CHANNELS. The Company believes that utilizing multiple distribution channels provides it with additional sales opportunities, decreases its reliance on any one channel and differentiates it from competitors who offer their products through a single channel.

         OFFER HIGH LEVELS OF CUSTOMER SERVICE. The Company believes that maintaining high levels of customer service is essential to its ability to generate significant repeat business. In addition to the Company's competitive prices, customer service is an important differentiating factor to the leisure traveler who is making a significant investment in a vacation, the travel agent who is seeking the ability to make travel arrangements with greater ease, the independent hotel who is seeking to distribute its product efficiently through global distribution systems, and the corporation who is looking for innovative and turn-key travel incentive products to stimulate its sales.

         PROMOTE COMPREHENSIVE BRAND STRATEGY. In 1998 the Company reviewed various strategies in connection with the brand recognition and marketing of its services. In the second half of 1998, the Company began implementation of a comprehensive brand and marketing plan, which was officially launched with the start of the 1999 year. The plan calls for the development of a new, identifiable national brand name, "The Travel Company", to be used initially in marketing cruises to consumers, while preserving certain existing brands that have a strong identity and loyal customer following in other segments.

         CAPITALIZE ON MANAGEMENT EXPERTISE. The Company's executive management personnel have had many years of experience in various segments of the travel industry. In addition, the Company believes the experienced local management teams at its operating companies have an in-depth understanding of their respective markets and businesses, have built strong relationships with travel providers and customers and are important to managing the day-to-day operations and human resources at their respective locations.

GROWTH STRATEGY

         Strong internal revenue growth is the core of the Company's growth strategy. Key elements of the Company's growth strategy include the following:

         INVESTMENT IN TECHNOLOGY. The Company is continuing its development of state-of-the-art information and telecommunications technologies for use by the Company, as well as by travel agents and travelers through the Internet. In addition, the Company may in the future consider pursuing licensing or other opportunities with respect to the use of its technology by third parties. Through 1998, the Company has invested approximately $7 million on its strategic software applications, and intends to invest approximately $15 million more over the next two years to complete the development of its Universal Technology software applications primarily for cruise and air operations.

         The Universal Technology is expected to allow the Company to increase its productivity and net revenue per transaction by: (i) allowing Company agents to process reservations on-line in a more efficient fashion than the current manually-intensive processes employed; (ii) enabling Company agents to offer customers more comprehensive product information and automated access to special pricing and inventory opportunities; (iii) providing Company agents additional up-selling and cross-selling capabilities; (iv) allowing Company agents real time access to customer information; (v) capitalizing on revenue management opportunities; (vi) using the Internet to provide information and book reservations; and (vii) enabling consolidation of cruise back-office functions, including reconciliation, accounting, documents management and financial reporting.

         CAPITALIZE ON THE INTERNET. The Company plans to capitalize on the Internet as a major distribution channel for its products and services. According to Forrester Research, the on-line travel market is the second largest by dollar volume and the fastest growing area of Internet commerce. The Internet represents a substantial opportunity as a very important distribution channel for leisure travel in the future. The Company promotes itself and the www.travelco.com website through advertising and promotional alliances on the Internet. Several of the Company's operating companies also market through specialized websites. The Company has dedicated agents to handle Internet sales leads and inquiries, as well as management personnel who have significant experience in the areas of e-commerce and Internet marketing. The Company plans to implement on-line booking capabilities for air and cruise reservations on the Internet in late 1999 or early 2000.

         DEVELOPMENT OF NATIONAL BRANDS. The Company seeks to build The Travel Company into a nationally recognized and respected consumer brand, initially in the cruise segment. In addition, the Company plans to aggressively market its other existing national brands, such as 1-800-FLY-CHEAP and Auto Europe. Promotion of the brands will be through traditional marketing and sales initiatives, as well as through opportunities that may arise in other business of the Company, such as collateral materials distributed by Lifestyle Vacation Incentives that may also be utilized to promote the Company's other brands.

         EMPHASIZE CROSS-SELLING. The Company seeks to take advantage of significant cross-selling opportunities to further enhance revenue growth. For example, Auto Europe has recently begun to process international airline ticket reservations using Flight Attendant, the Company's Universal Technology air application, and to cross sell European auto rentals and hotel stays to these consumers. The Company's cruise segment sells Alaska land tour packages provided by the Company's Alaska tour operator. In addition, a full line of Company products and services may be offered in the future to customers of AHI International Corporation, in cooperation with alumni associations.

         CAPITALIZE ON ECONOMIES OF SCALE AND BEST PRACTICES. The Company believes that it can achieve significant economies of scale and that its sales volumes and relationships with travel providers enable it to obtain preferential pricing and preferred access to travel provider inventories. The Company believes it can also benefit from greater purchasing power in certain important expense areas, as well as reduce total operating expenses by consolidating certain duplicative back-office and administrative functions. During 1998 and continuing in 1999, the Company began to implement some of these economies, such as consolidating the purchasing of telecommunications services, advertising, insurance and credit card merchant services, and is creating a shared services center for fulfillment and accounting of cruise reservations. In addition, the Company has identified certain best practices, including marketing techniques, revenue management processes, operations and call center management strategies and cost efficiencies, that can be implemented in order to generate incremental revenue and enhance profitability. The implementation of the Company's telecommunications and information technologies is expected to further enhance the Company's performance by allowing the most qualified sales agents to handle each customer lead and to reduce the amount of time required to train new sales agents and process and close sales transactions.

         EXPANSION THROUGH ACQUISITION. During 1998 the Company continued to acquire operating companies in order to gain market share, add new areas of expertise, access new geographic markets and enter complementary business lines. In the future, the Company expects to make fewer acquisitions and to focus on acquisitions that are larger in size or offer significant strategic opportunities. The Company seeks acquisition candidates that have long-standing reputations and demonstrated growth and profitability. While the Company has held discussions with a limited number of acquisition candidates, as of the date of this Report the Company is not a party to a binding agreement regarding any acquisition.

ACQUISITIONS

         Since the Company's initial public offering in July 1997, the Company has acquired 22 operating companies and a software development company. Through 1998, the Company focused its acquisitions primarily on distributors of cruise vacations to take advantage of recognized growth opportunities in that segment and believes that it has emerged as the largest distributor of cruise vacations in the world. The Company entered the lodging travel services segment with the acquisition of Lexington Services in June 1998 and ABC Corporate Services in July 1998. In February 1999, the Company continued its expansion of product offerings with the acquisitions of AHI International Corporation and Lifestyle Vacation Incentives, Inc.

         The Company relies on the industry experience of its senior management, particularly Joseph Vittoria, the Chairman and Chief Executive Officer, who is the former Chief Executive Officer of Avis, Inc. Mr. Vittoria sits on industry boards including the World Travel and Tourism Council, of which he is a founding member, and the Travel Industry Association. The Company also believes that the experience, reputation and relationships of the operating companies' management has been of significant value in the Company's efforts to acquire other specialized distributors of travel services. As consideration for acquisitions, the Company uses various combinations of Common Stock and cash and may, in the future, also use notes. The Company has registered under the Securities Act certain shares of its Common Stock that that have been and may be issued in connection with acquisitions.

         The following table sets forth certain information with respect to the Company's acquisitions:

                                            FINANCIAL
OPERATING             DATE OF               REPORTING          PRIMARY TRAVEL
 COMPANY              ACQUISITION           SEGMENT            SERVICE OFFERED                 PRIMARY LOCATION
---------             -----------           ---------          ---------------
Auto Europe           July 1997             Outbound           European auto rentals           Portland, Maine
Cruises Inc.          July 1997             Cruise             Cruise vacations                Syracuse, New York
Cruises Only          July 1997             Cruise             Cruise vacations                Orlando, Florida
D-FW Tours            July 1997             Outbound           International air               Dallas, Texas
Travel 800            July 1997             Other              Domestic air                    San Diego, California
Cruise Fairs of
  America             November 1997         Cruise             Cruise vacations                Los Angeles, California
CruiseOne             November 1997         Cruise             Cruise vacations                Deerfield Beach, Florida
CruiseWorld           November 1997         Cruise             Cruise vacations                Syossett, New York
Ship `N' Shore        November 1997         Cruise             Cruise vacations                Englewood, Florida
Trax Software         December 1997         --                 Software development            Delray Beach, Florida
Diplomat Tours        January 1998          Outbound           International air               Sacramento, California
Gold Coast Cruises    February 1998         Cruise             Cruise vacations                North Miami, Florida
AutoNet International February 1998         Outbound           European auto rentals           Portland, Maine
CruiseMasters         March 1998            Cruise             Cruise vacations                Los Angeles, California
The Cruise Line Inc.  April 1998            Cruise             Cruise vacations                North Miami, Florida
Landry & Kling        May 1998              Other              Cruise incentives               Coral Gables, Florida
The Travel Company    May 1998              Cruise             Cruise vacations                Atherton, California
Lexington Services    June 1998             Lodging            Lodging reservations            Irving, Texas
ABC Corporate
   Services           July 1998             Lodging            Lodging services                Omaha, Nebraska
Cruise Outlet of the
   Carolinas          August 1998           Cruise             Cruise vacations                 Charlotte, North Carolina
1-800-CRUISES         August 1998           Cruise             Cruise vacations                 Boca Raton, Florida
Lifestyle Vacation
   Incentives         February 1999         Other              Incentive promotions             Delray Beach, Florida
AHI International,
   Inc.               February 1999         Outbound           Packaged vacations               Rosemont, Illinois

         The following is a summary of the strategy underlying the Company's acquisitions since the Company's initial public offering:

o Lexington Services and ABC Corporate Services--enabled the Company to enter into the lodging travel services segment.

o The Cruise Line Inc. and Gold Coast Cruises--significantly bolstered the Company's presence in the cruise segment, particularly in South Florida, and added direct response television capabilities.

o Ship `N' Shore--provided Alaska land tour operations and expertise in the Alaska cruise market.

o CruiseMasters, Cruise Fairs of America and The Travel Company--provided a West Coast presence for the distribution of cruise vacations and added specific marketing expertise.

o CruiseOne--added a cruise franchise distribution system consisting of more than 350 franchisees.

o CruiseWorld--provided retail cruise distribution locations in the New York Tri-State area.

o Landry & Kling--provided expertise in cruise charters and corporate incentive marketing.

o Diplomat Tours and AutoNet International--expanded presence in European airline tickets and auto rental markets and bolstered relationships with travel agents.

o Trax Software--accelerated the development of the Company's Flight Attendant reservation system.

o Cruise Outlet of the Carolinas--expanded the Internet marketing capabilities of the cruise segment.

o 1-800-CRUISES--provided a marketing tool for national branding of the cruise segment.

o Lifestyle Vacation Incentives--expanded expertise in corporate incentive marketing and travel clubs.

o AHI International--expanded international packaged vacation offerings and added university alumni associations as a new marketing channel.

PRODUCTS AND SERVICES

         The Company currently provides its products and services nationwide primarily through the use of toll-free telephone numbers, home-based agents, global distribution systems and the Internet. Product information and the ability to communicate with customers via email is also provided through the Company's website, www.travelco.com. Typically, potential customers call the Company, often in response to an advertisement or other promotion or in response to information seen on the Internet. The Company's sales personnel assist potential customers, whether travel agents or travelers, in selecting the appropriate travel arrangement and making the reservation.

         CRUISE. The Company is believed to be the largest distributor of cruises in the world, selling cruises on all major cruise lines. Typically, berths are booked on behalf of customers at specified discounts from the published cruise line prices. In addition, the Company is permitted to reserve more desirable berths on a number of cruises, which gives the Company an "exclusive" right to sell these berths for a period of time. If the Company does not sell these reserved berths, they are returned to the cruise lines at a specified time, generally 90 to 150 days prior to sailing, at no cost to the Company. The Company also advises large groups, such as affinity groups, corporate groups and business seminars, in selecting the appropriate cruise and sells Alaskan land tour packages directly to travelers and to travel agents.

         The Company advises travelers and assists them in selecting the cruise that best fits their particular needs and desires. This requires the Company's sales personnel to have extensive knowledge about the character of the various cruise lines and the differences in their ships and cruises offered. The Company's sales personnel undergo extensive in-house training, participate in frequent seminars conducted by cruise lines and often receive complementary passes for cruises that provide the agent direct cruise line experience. Through the Company's new cruise reservation technology, detailed information about ships, itineraries, destinations and other data will be available to sales personnel at their desktops. Sales personnel endeavor to develop relationships with travelers in order to encourage repeat and referral business. The Company provides extensive services to its cruise customers in the form of information provided on its website, periodic mailings of information, reviews of various cruises and ships, advice regarding planning for the specific cruise and assistance in preparing the necessary travel documents. In addition to reserving a berth on a cruise, reservation agents can give customers information about the activities, shopping, sightseeing and restaurants available at the various ports at which the cruise stops and can make reservations for these activities.

         DOMESTIC AND INTERNATIONAL AIR TRAVEL. The Company sells both domestic and international airline tickets. Through strategic relationships with most major airlines, the Company is generally able to offer fares below published rates. The Company sells airline tickets to travelers relying primarily on its reputation and telephone numbers such as 1-800-FLY-CHEAP, 1-800-LOW-FARE and 1-800-FLY-EUROPE to attract business. The Company sells international airline tickets primarily to travel agents utilizing multiple fax distribution technology and a field sales force to advise travel agents of special fares and promotions.

         EUROPEAN AUTO RENTAL. The Company provides reservations for U.S. and Canadian travelers for auto rentals in Europe. The Company has agreements with a number of auto rental travel providers that operate in Europe, such as Avis Europe Limited and Europcar International S.A. The Company's European auto rental customers are primarily travel agents. The Company's field sales representatives establish and maintain relationships with a majority of the travel agents located in the U.S. Auto rentals in Europe pose a number of challenges for a U.S. traveler. In addition to costs such as drop off fees and airport levies, travelers run the risk of additional costs associated with currency fluctuations and rate changes if they do not pre-pay in U.S. dollars. Travelers are also faced with age restrictions, lack of flexibility in drop off and pick up and insurance complications. Further, the difficulty obtaining air conditioned, automatic transmission cars makes the European auto rental process difficult for travelers. The Company is able to simplify the process and overcome many of these challenges for travel agents and travelers. The Company maintains 24-hour toll-free numbers connected directly to its customer service department in the U.S. from which its customers in Europe can obtain emergency assistance. These toll-free numbers provide the customer with an English speaking contact with access to the appropriate emergency roadside assistance in the relevant foreign location.

         LODGING. The Company provides electronic reservation services to over 2,500 independent and chain hotels located in 59 countries worldwide. The Company's lodging service revenues are generally commission based and, therefore, largely depend on the volume of reservations processed on behalf of its hotel customers. The Company generally processes hotel reservations through the major computerized central reservation systems, including SABRE Group and Amadeus, through Internet sites such as TravelWeb and Expedia and through its call center. The Company also publishes a hotel directory featuring over 5,000 participating hotels worldwide through which travel agencies obtain special rates, access to block space and other benefits at these listed hotels, and provides after-hours travel services to travel agents.

         VACATIONS AND TOUR PACKAGES. The Company sells vacation packages primarily to Alaska and Europe. One of the operating companies within the cruise segment operates land tours in Alaska in connection with Alaska cruises and also sells cruise/tour products to Europe and South America. Auto Europe also sells vacation packages to Europe under the trade name Destination Europe. AHI International Corporation develops, markets and sells packaged European vacations primarily to individuals that are members of over 200 university and college alumni associations, and also is a long standing provider of alumni tour packages to college bowl games. Many of the European packages include riverboat cruises.

         INCENTIVE TRAVEL PROGRAMS. The Company provides incentive travel promotion services primarily to corporations. One of the Company's operating companies pioneered the concept of selling incentive cruises to Fortune 500 corporations, often as an incentive award for their top sales people. Another operating company acquired in February 1999 specializes in corporate sales promotion and fulfillment; its proprietary travel incentive programs provide structured discounts to consumers for various forms of leisure travel. In addition, the Company manages the fulfillment of travel arrangements arising from such promotions.

INFORMATION TECHNOLOGY

         The Company has adopted an information technology strategy focused on delivering value to the Company's customers, sales agents and travel providers, while enabling efficient and effective back office processes and providing necessary management information.

         The core of the Company's information technology strategy is the "Universal Technology" platform, a series of applications and their supporting infrastructure that enable the sale and fulfillment of the travel products and services the Company sells. The Universal Technology environment includes: (i) web-based applications that take advantage of thin client processing structures;
(ii) a multi-tier architecture for easy changes, enhancements and maximum reuse potential; (iii) Microsoft standard development tools, including XML-based message exchange architectures; (iv) the Microsoft Windows NT operating system for the applications environment; and (v) an Oracle relational database management system operating in the SUN/ UNIX environment.

         The Universal Technology is expected to contribute to the Company's efforts to increase productivity and net revenue per transaction by: (i) allowing Company agents to process reservations on-line in a more efficient fashion than the current manually-intensive processes employed; (ii) enabling Company agents to offer customers more comprehensive product information and automated access to special pricing and inventory opportunities; (iii) providing Company agents additional up-selling and cross-selling capabilities; (iv) allowing Company agents real time access to customer information via an on-line database facility; (v) capitalizing on revenue management opportunities; (vi) using the Internet to provide information and book reservations; and (vii) enabling consolidation of cruise back office functions, including reconciliation, accounting, documents management and financial reporting.

         Several releases of the Universal Technology applications are currently in production; some software is still in development or testing phases. For example, Flight Attendant Release 2.0, the application for air reservations, is now in production in the San Diego and Portland, Maine call centers. Cruise Control Release 1.0, the application for cruise sales, service and fulfillment, is currently being pilot tested in the Syosset, Long Island call center.

         The Flight Attendant application has been built to enable sales agents to more effectively sell a greater volume of airline reservations faster and with greater accuracy. These objectives are accomplished by use of the unique features of Flight Attendant, which include: (i) integration of discount, net, and published fares and flights on one screen. Flight Attendant searches multiple global distribution systems, such as SABRE and Amadeus, and the Company's own fare database to find the lowest fare available and presents the information in one concise display; (ii) parallel access to on-line airline systems and databases for faster response time; (iii) unique "flexing" logic, which allows the agent to "coach" the customer toward lower fares that are available if the customer has the flexibility to change dates and/or times of travel; (iv) real time price management, which maximizes profit opportunity by dynamically adjusting the airfare price in response to market demands; (v) elimination of errors that can occur at the point-of-sale because of the need to interpret complex airline rules; and (vi) reduced training time from several weeks to less than one week.

         The Cruise Control application, the industry's premiere cruise sales automation tool, has been designed and developed with the following core features and functions: (i) a sophisticated booking engine to enable the seamless processing of cruise reservations and bookings; (ii) on-line access to individual, group and block inventory and pricing; (iii) a comprehensive database of cruise ships and sailing information, including itineraries, destinations, pricing, deck plans, public rooms and amenities; (iv) electronic interfaces to cruise lines' and other third-party systems; (v) revenue management capabilities; and (vi) extensive back-office capabilities including reconciliation, accounting, documents management and financial reporting.

         Among the Company's goals is the desire to own the most comprehensive collection of customer information in the leisure travel industry. Access to this information will enable the customer relationship model that is key to direct mail, advertising and other marketing activities. Accordingly, the Universal Technology includes a comprehensive customer information database, which includes extensive customer data such as profiles, preferences, travel history, memberships, passport information, and future travel desires. The customer information database is a common repository, shared across all Universal Technology applications. This will allow the Company to acknowledge a customer's buying patterns across travel segments.

         The Company plans to invest an aggregate of approximately $22 million between 1998 and 2000 to develop the Universal Technology applications. The Universal Technology applications are currently being developed for internal use. However, the Company also plans to examine various inquiries by third parties which could potentially provide the Company with licensing or other opportunities related to the Company's internally developed technology.

INTERNET DISTRIBUTION CHANNEL

         The Company plans to capitalize on the Internet as a major distribution channel for its products and services. On-line travel accounted for approximately one percent of the $101 billion of travel products sold by travel agents and specialized distributors in 1997, with 84% of on-line travel transactions being airline tickets. With over 43 million U.S. households owning a personal computer and with over 22 million households on-line in 1998, the new digital economy is growing at double the rate of the overall economy. According to Forrester Research, the on-line travel market is the second largest by dollar volume and the fastest growing area of Internet commerce. The Company believes that while the Internet will never surpass knowledgeable travel specialists as the primary mode of selling travel products, the Internet represents a very important distribution channel for leisure travel in the future.

         The Company currently markets on the Internet in several ways. The website, www.travelco.com, was launched in 1998 and provides information on air, lodging, auto and vacation products, and particularly in-depth information on cruises, offered by the Company. For example, the cruise section of the site includes pages on hot deals, cruise quotes, ships, cruise lines and cruise reviews. There is also a feature to request cruise information and quotes on-line. The air section features an airfare request capability. The toll free phone numbers for the Company's products are promoted on each page. In addition, the Company promotes itself and the www.travelco.com website through advertising and promotional alliances on the Internet and promotes its website in its other advertising media. Several of the Company's operating companies also market through specialized websites including www.autoeurope.com, www.cruises.com and www.lifestylevacations.com. The Company has dedicated agents to handle Internet sales leads and inquiries, as well as management personnel who have significant experience in the areas of e-commerce and Internet marketing.

         The Company's Universal Technology employs a thin client, web-based architecture appropriate for the Internet. The Company plans to implement on-line booking capabilities for air and cruise on the Internet in late 1999 or early 2000. The Company's e-commerce technology division has been recently expanded to improve the www.travelco.com site and to develop and implement the on-line booking functionality.

SALES AND MARKETING

         The Company utilizes a multi-faceted marketing and sales approach depending on the particular travel products and services being promoted and depending on the type of customer being targeted. An essential element of the Company's marketing strategy is building The Travel Company into a nationally recognized consumer brand, initially for cruises. In addition, the Company markets its other national brands, such as 1-800-FLY-CHEAP, Auto Europe and Lexington Services, to consumers, travel agents and independent hotels, respectively.

         The Company markets cruises to consumers in a variety of ways, including newspaper and magazine advertisements, television commercials and direct mail, each of which contain extensive product offerings and special travel offers and which highlight toll-free numbers, including 1-800-CRUISES. The Company operates several call centers to respond to these calls. The Company also has a network of almost 700 home-based agents, including franchisees and independent contractors, who actively market and sell cruises in their local areas. Direct mail campaigns include brochure and vacation directory mailings to existing and new customers. Point of purchase sales promotions include tie-ins with other retailers such as fast food chains and supermarkets. Extensive cruise information and automated requests for information are available to consumers by accessing the Company's website, www.travelco.com. In addition, the Company promotes its cruise offerings through advertising and promotional alliances on the Internet.

         The Company markets European auto rentals and international air tickets primarily to travel agents through a variety of methods including a dedicated sales force, trade advertising, direct mail, fax distribution technology and the Internet. Incoming calls are handled at three call centers. European vacation package concepts are marketed to over 200 alumni associations using a dedicated sales force, and the packages are then marketed to alumni via extensive direct mail offerings produced in cooperation with the alumni associations.

         The Company markets its electronic hotel reservation services to independent hotels through a dedicated business development sales force, extensive public relations activities and industry trade events. The Company markets its special hotel programs and its after-hours travel services to travel agents primarily through a dedicated sales force.

         The Company markets domestic airline tickets to consumers primarily through newspaper and yellow page advertising and through word of mouth exposure of the easy to remember toll free number, 1-800-FLY-CHEAP. Calls are currently taken at one large call center. This brand is also promoted on the Company's website.

         The Company markets incentive cruises to corporations through a dedicated sales force and through industry events. For the travel incentive promotions business, the Company markets to corporations primarily through independent sales representatives, the Internet, and industry trade events.

TRAVEL PROVIDER RELATIONSHIPS

         The Company receives from certain travel providers pricing that is preferential to published fares, which enables the Company to offer prices which are often lower than would be generally available to travelers and travel agents. The Company's agreements with travel providers are generally short-term agreements that are cancelable on relatively short notice and, therefore, travel providers can, and often do, modify the terms of contracts as industry conditions change, including terms relating to commissions, access to inventory and pricing. Such agreements generally permit the Company and its subsidiaries to sell the travel products at either preferred prices or with preferred commission structures because of the Company's and its subsidiaries' reputation, historical relationships, expertise, and substantial volume of business conducted with the travel providers; however, such contracts generally do not create commitments by the travel providers for fixed capacity or inventory. Other distributors, including the Company's competitors, may have similar arrangements with travel providers, some of which may provide better availability or more competitive pricing than that offered by the Company.

         In 1999, the Company began to consolidate its travel provider contracts in the cruise segment, however, the Company, through its operating companies, may still operate with more than one agreement with many of its travel providers. Although the Company's and its operating companies' agreements with its travel providers in the aggregate are important to the Company's success, the Company does not believe that cancellation of any one of these agreements would have a material adverse effect on the Company's business or results of operations. Nevertheless, there can be no assurance that cancellation of one or more of such agreements would not result in such a material adverse effect.

         Six cruise lines each represented greater than 10% of cruise segment net revenues and represented in the aggregate approximately 70%, 74% and 85%, respectively, of the Company's cruise net revenues in 1996, 1997 and 1998. Two auto rental travel providers each represented greater than 10% of outbound segment net revenues and represented in the aggregate approximately 80%, 87% and 84%, respectively, of the Company's net revenues from European auto rentals in 1996, 1997 and 1998. Three airlines each represented greater than 10% of the other segment's net revenues and represented in the aggregate approximately 63% and 51%, respectively, of the Company's net revenues from domestic airline tickets in 1997 and 1998. Carnival Cruise Line and Europcar International, S.A. were travel providers for approximately 12% and 15%, respectively, of the Company's consolidated net revenues in 1998.

COMPETITION

         The travel service industry is extremely competitive and has traditionally had low barriers to entry. The Company competes with other distributors of travel services, travel providers, travel agents, tour operators, group travel sponsors, Internet companies, and global distribution system providers, some of which have greater experience, brand name recognition and/or financial resources than the Company. The Company competes for customers based upon service, price, specialized in-depth knowledge and, with respect to sales to travel agents, attractive commission structures. Travel providers may decide to compete more directly with the Company and restrict the availability and/or preferential pricing of their capacity. In addition, other distributors may have relationships with certain travel providers, providing better availability or more competitive pricing than that offered by the Company. Furthermore, some travel agents and group travel sponsors have a strong presence in their geographic area, which may make it difficult for the Company to attract customers in those areas.

EMPLOYEES

         As of February 28, 1999, the Company had 1,968 full-time employees, of whom 838 were employed in connection with the cruise reporting segment, 470 were employed in connection with the outbound reporting segment, 187 were employed in connection with the lodging reporting segment, 376 were employed in connection with the other reporting segment and 97 were employed at the Company's corporate headquarters. In addition, the Company had contracts with 331 independent contractors and 412 franchisees, and used temporary employees, contractors and consultants as required to meet the needs of seasonal demand and technology and other projects. The Company believes that its relations with its employees, independent contractors and franchisees are good.

QUALIFICATION OF FORWARD-LOOKING STATEMENTS

         The statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements. In evaluating the Company's business, the following factors, in addition to the Risk Factors set forth below and other information set forth herein, should be carefully considered: successful deployment and integration of systems; factors affecting internal growth and management of growth; the Company's ability to implement its technology strategy; success of marketing, integration and operational initiatives, including Internet marketing initiatives; dependence on technology; labor and technology costs; cost and availability of advertising and promotional efforts; success of the acquisition strategy and availability of acquisition financing; success in entering new segments of the travel market and new geographic areas; dependence on travel providers; risks associated with the travel industry generally; seasonality and quarterly fluctuations; competition; and general economic conditions. In addition, the Company's operating strategy and growth strategy involve a number of risks and challenges, and there can be no assurance that these risks and other factors will not have a material adverse effect on the Company.

RISK FACTORS

         LIMITED COMBINED OPERATING HISTORY; RISKS OF INTEGRATION. Travel Services International, Inc. was founded in April 1996 but conducted no operations and generated no revenues prior its initial public offering in July 1997, when it acquired the five Founding Companies. Subsequent to July 1997, the Company acquired an additional 17 operating companies and one software development company. Currently, the Company relies on the existing reporting systems of the operating companies for financial reporting. There can be no assurance that the Company will be able to successfully integrate the operations of these businesses or institute the necessary Company-wide systems and procedures to successfully manage the combined enterprise on a profitable basis. A majority of the Company's executive management group was assembled in connection with the initial public offering, and there can be no assurance that the management group will be able to continue to effectively manage the combined entity or effectively implement and carry out the Company's internal growth strategy, operating strategy, technology strategy and acquisition program. The consolidated financial statements cover certain periods when the operating companies were not under common control or management and, therefore, may not be indicative of the Company's future financial or operating results. The inability of the Company to successfully integrate the operating companies, and future acquisitions, would have a material adverse effect on the Company's business, financial condition, and results of operations, and would make it unlikely that the Company's acquisition program will continue to be successful.

         A number of the operating companies offer different travel services, utilize different capabilities and technologies and target different client segments. While the Company believes that there are substantial opportunities to cross-market and integrate these businesses, these differences increase the risk inherent in successfully completing such integration. Further, there can be no assurance that the Company's strategy to be the leading specialized distributor of leisure travel services will be successful, or that the travelers or travel providers will accept the Company as a distributor of a variety of specialized travel services.

         MANAGEMENT OF GROWTH; FACTORS AFFECTING INTERNAL GROWTH. The Company expects to continue to grow primarily internally but also through acquisitions. The Company expects to spend significant time and effort expanding and integrating existing businesses. Efforts will also be made to identify, complete and integrate new acquisitions. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified or retained by the Company. To the extent that the Company is unable to manage its growth efficiently and effectively, or is unable to attract and retain qualified management, the Company's business, financial condition and results of operations could be materially adversely affected. While the Company has experienced revenue and earnings growth on a pro forma basis over the past few years, there can be no assurance that the Company will continue to experience internal growth comparable to these levels, if at all. From time to time, certain of the operating companies have been unable to hire and train the number of qualified sales personnel needed to meet the demands of their businesses. Factors affecting the ability of the Company to continue to experience internal growth include, but are not limited to, the ability to expand the travel services offered, the continued relationships with certain travel providers and travel agents, the public's acceptance of and response to the Company's national brand names, including The Travel Company, the ability to recruit and retain qualified sales personnel, the ability to cross-sell services within the Company and continued access to capital.

         DEPENDENCE ON TRAVEL PROVIDERS. The Company is dependent upon travel providers for access to their capacity. The Company receives from certain travel providers pricing and capacity that is preferential to published fares which enables the Company to offer consistently competitive products and services. Other distributors may have similar arrangements with travel providers, some of which may provide better availability or more competitive pricing than that offered by the Company. The Company anticipates that a significant portion of the Company's revenues will continue to be derived from the sale of capacity for relatively few travel providers.

         Six cruise lines each represented greater than 10% of cruise segment net revenues and represented in the aggregate approximately 70%, 74% and 85%, respectively, of the Company's cruise net revenues in 1996, 1997 and 1998. Two auto rental travel providers each represented greater than 10% of outbound segment net revenues and represented in the aggregate approximately 80%, 87% and 84%, respectively, of the Company's net revenues from European auto rentals in 1996, 1997 and 1998. Three airlines each represented greater than 10% of the other segment's net revenues and represented in the aggregate approximately 63% and 51%, respectively, of the Company's net revenues from domestic airline tickets in 1997 and 1998. Carnival Cruise Line and Europcar International, S.A. were travel providers for approximately 12% and 15%, respectively, of the Company's consolidated net revenues in 1998.

         The Company's agreements with its travel providers can generally be cancelled or modified by the travel provider upon relatively short notice. The loss of a contract, changes in the Company's pricing agreements, commission schedules, or cooperative marketing arrangements or more restricted access to travel providers' capacity could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the lodging industry recently has witnessed a period of consolidation. Continued consolidation could reduce the Company's electronic hotel reservation services customer base which could, in turn, have a material adverse effect on the Company's financial condition and results of operations.

         DEPLOYMENT OF NEW TECHNOLOGY. The Company is in the process of, and expects that it will continue over the coming years, replacing many of the existing computer systems at the operating companies and implementing its new "Universal Technology" architecture. There can be no assurance that these new systems will be successfully completed, installed according to the expected time frame or within the anticipated budget, implemented without any disruption to the Company's business or result in the intended operational benefits and cost efficiencies.

         RISKS RELATED TO THE COMPANY'S ACQUISITION STRATEGY. Acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. Customer dissatisfaction or performance problems at a single acquired company could also have an adverse effect on the reputation of the Company. Further, there can be no assurance that businesses acquired will achieve anticipated revenues and earnings. In addition, to the extent that the Company intends to increase its revenues, expand the markets it serves and increase its service offerings through the acquisition of additional operating companies, there can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may also develop, in which event there may be fewer acquisition opportunities available to the Company, as well as higher acquisition prices. The Company may also seek international acquisitions that may be subject to additional risks associated with doing business in foreign countries. The Company continually reviews various strategic acquisition opportunities and has held discussions with a limited number of such acquisition candidates. As of the date of this Report, the Company is not party to a binding agreement with respect to any acquisition.

         RISKS RELATED TO ACQUISITION FINANCING AND POSSIBLE NEED FOR ADDITIONAL CAPITAL. The Company plans to finance future acquisitions by using shares of its Common Stock for a substantial portion of the consideration to be paid. In the event that the Common Stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to maintain its acquisition program. If the Company has insufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. There can be no assurance that the Company's Credit Facility will be sufficient or that other financing will be available on terms the Company deems acceptable. If the Company is unable to obtain financing sufficient for all of its desired acquisitions, it may be unable to fully carry out its acquisition strategy. In addition, to maintain historical levels of growth, the Company may need to seek additional funding through public or private financing. Adequate funds for these purposes may not be available when needed or may not be available on terms acceptable to the Company. If funding is insufficient, the Company may be required to delay, reduce the scope of or eliminate some or all of its expansion programs.

         DEPENDENCE UPON TECHNOLOGY. The Company's business is currently dependent upon a number of different information and telecommunication technologies to facilitate its access to information and manage a high volume of inbound and outbound calls. Any failure of this technology would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company is dependent upon certain third party vendors, including central reservation systems, such as SABRE Group, Amadeus and THISCO for access to certain information. Any failure of these systems or restricted access by the Company would have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. The Company does not believe that Year 2000 compliance will result in a material adverse effect on its financial condition or results of operations. Nevertheless, uncertainty exists concerning the potential effects associated with such compliance. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Preparedness."

         RISKS ASSOCIATED WITH THE TRAVEL INDUSTRY; GENERAL ECONOMIC CONDITIONS. The Company's results of operations are dependent upon factors generally affecting the travel industry. The Company's revenues and earnings are especially sensitive to events that affect domestic and international air travel, cruise travel, auto rentals in Europe and hotel room nights. A number of factors could result in an overall decline in demand for travel, including political instability, armed hostilities, international terrorism, extreme weather conditions, a rise in fuel prices, a decline in the value of the U.S. dollar, labor disturbances, excessive inflation, a general weakening in economic activity and reduced employment in the U.S. These types of events could have a material adverse effect on the Company's business, financial condition and results of operations.

         SEASONALITY AND QUARTERLY FLUCTUATIONS. The domestic and international leisure travel industry is seasonal. The results of each of the operating companies have been subject to quarterly fluctuations caused primarily by the seasonal variations in the travel industry, especially the leisure travel segment. Seasonality depends on the particular leisure travel product or service sold. The Company expects seasonality to continue in the future on a combined basis. The Company's quarterly results of operations may also be subject to fluctuations as a result of changes in the mix of services offered by the Company as a result of acquisitions, internal growth rates among various travel segments, fare wars by travel providers, changes in relationships with certain travel providers, the timing of the payment of overrides by travel providers, extreme weather conditions or other factors affecting travel and the timing and cost of acquisitions. Unexpected variations in quarterly results could also adversely affect the price of the Common Stock, which in turn could limit the ability of the Company to make acquisitions.

         SUBSTANTIAL AMOUNT OF GOODWILL. Approximately $106 million, or 59%, of the Company's total assets as of December 31, 1998, is goodwill, which represents the excess of consideration paid over the estimated fair market value of net identifiable assets acquired in business combinations accounted for under the purchase method. The Company generally amortizes goodwill on a straight line method over a period of 35 years, the approximate useful life of acquired intangible assets, with the amount of goodwill amortized in a particular period constituting a non-cash expense that reduces the Company's net income. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions may not be deductible for tax purposes. In addition, the Company will be required periodically to evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from operations and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, the Company would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from a write down of goodwill would currently affect financial results and could have a material and adverse impact upon the market price of the Common Stock.

         SUBSTANTIAL COMPETITION. The travel service industry is extremely competitive and traditionally has low barriers to entry. The Company competes with other distributors of travel services, travel providers, travel agents, tour operators, Internet companies and central reservation service providers, some of which have greater experience, brand name recognition and/or financial resources than the Company. Travel providers may decide to compete more directly with the Company and restrict the availability and/or preferential pricing of their capacity. In addition, other distributors may have relationships with certain travel providers providing better availability or more competitive pricing than that offered by the Company. Furthermore, some travel agents have a strong presence in their geographic area which may make it difficult for the Company to attract customers or employees in those areas.

         RELIANCE ON KEY PERSONNEL. The Company's operations are dependent on the efforts and relationships of Joseph V. Vittoria and the other executive officers as well as the senior management of the operating companies. Furthermore, the Company will likely be dependent on the senior management of any businesses acquired in the future. If any of these individuals become unable to continue in their role the Company's business or prospects could be adversely affected. Although the Company has entered into an employment agreement with each of the Company's executive officers and the executive officers of each operating company, there can be no assurance that such individuals will continue in their present capacity for any particular period of time. The Company does not maintain key man life insurance covering any of its executive officers or other members of senior management.

         POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Common Stock may be subject to significant fluctuations in response to numerous factors, including variations in the annual or quarterly financial results of the Company or its competitors, changes by financial research analysts in their estimates of the earnings of the Company or the failure of the Company to meet such estimates, conditions in the economy in general or in the travel industry in particular, and unfavorable publicity or changes in applicable laws and regulations (or judicial or administrative interpretations thereof) affecting the Company or the travel service industry. From time to time, the stock market experiences significant price and volume volatility, which may affect the market price of the Common Stock for reasons unrelated to the Company's performance.

         VOTING CONTROL OF EXISTING MANAGEMENT AND STOCKHOLDERS. As of December 31, 1998, the Company's executive officers and directors, their affiliates and executive officers of the operating companies beneficially owned shares of Common Stock representing 30.4% of the total voting power of the Common Stock (33.1% if all shares of Restricted Common Stock were converted into Common Stock). These persons, if acting in concert, may be able to exercise control over the Company's affairs and are likely to be able to elect the entire Board of Directors and to control the disposition of any matter submitted to a vote of stockholders.

         POTENTIAL EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON PRICE OF COMMON STOCK. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales could occur, may adversely affect prevailing market prices of the Common Stock and could impair the future ability of the Company to raise capital through an offering of its equity securities or to use such securities as consideration in acquisitions. As of December 31, 1998, the Company had 13,376,970 shares of Common Stock outstanding. Of these shares, 7,957,884 shares are freely tradeable without restriction under the Securities Act. The remaining 5,419,086 shares represent (i) shares beneficially owned by "affiliates" of the Company (as that term is defined in Rule 144 under the Securities Act) and other original investors in the Company and (ii) shares issued to sellers of companies acquired by the Company during the past year, which shares may be sold in the open market in compliance with the applicable requirements of Rule 144 or Rule 145 under the Securities Act or, in certain cases, pursuant to the Company's shelf registration statement. In addition, 249,782 shares may be acquired pursuant to outstanding exercisable options as of December 31, 1998.

         Pursuant to a shelf registration statement filed with the Commission on May 4, 1998, as later amended, the Company registered 1,506,706 shares of the Company's Common Stock under the Securities Act for use by the Company as consideration for acquisitions (815,065 of which had been issued as of December 31, 1998) and 1,452,294 shares of the Company's Common Stock to be sold by certain stockholders of the Company (141,805 of which had been sold as of December 31, 1998). Upon issuance or resale, those shares are generally freely tradable, subject in certain cases to compliance with Rule 145 or unless the resale thereof is contractually restricted. When possible, the Company seeks restrictions on the shares issued as consideration for acquisitions, however, such restrictions may not be available in certain cases, such as transactions accounted for using the pooling of interests method of accounting.

         EFFECT OF CERTAIN CHARTER PROVISIONS; ANTI-TAKEOVER EFFECTS. The Board of Directors of the Company is authorized to issue preferred stock in one or more series without stockholder action. The Board of Directors of the Company serve staggered terms. In addition, in January 1999 the Company adopted a Shareholder Rights Plan. The existence of this "blank-check" preferred stock, the staggered Board of Directors and Shareholder Rights Plan could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. Certain provisions of the Florida Business Corporation Act may also discourage takeover attempts that have not been approved by the Board of Directors.

ITEM 2. PROPERTIES

         As of February 28, 1999, the Company had 36 office facilities, two of which it owns and 34 of which are leased. As the Company continues to implement its growth strategy, certain changes are possible, such as combinations of facilities, expansion of other facilities, and the implementation of new call centers or shared services centers. The Company's facilities are set forth in the table below.

          COMPANY                                            OWNED/                              SQUARE          ANNUAL
                                      LOCATION               LEASED          EXPIRATION DATE      FEET            RENT
-------------------------------     -----------------        ------          ---------------     ------       ---------
ABC Corporate Services              Oakbrook, IL             Leased            3/31/99(4)         2,600       $  77,000
ABC Corporate Services              Omaha, NE                Leased           12/31/99            4,050         112,000
AHI International Corporation       Chicago, IL              Leased            2/14/05           17,874         429,000
Auto Europe                         Portland, ME             Owned (1)            --             38,000              --
Auto Europe                         New York, NY             Leased           12/31/99              500          15,000
AutoNet International               Portland, ME             Owned (2)            --                 --              --
Cruise Fairs of America             Los Angeles, CA          Leased            1/31/99(3)         4,758         123,000
Cruises Inc.                        Syracuse, NY             Leased            2/28/06           10,636         168,000
CruiseMasters                       Los Angeles, CA          Leased            7/31/02            5,500          79,000
CruiseOne                           Deerfield Beach, FL      Leased            9/30/00            4,316          72,000
Cruises Only                        Jacksonville, FL         Leased            7/31/99            4,750          50,000
Cruises Only                        Orlando, FL              Owned (1)            --             37,600              --
Cruises Only                        Portland, ME             Owned (2)            --                 --              --
Cruise Outlet of the Carolinas      Charlotte, NC            Leased            3/1/00             2,620          54,000
Cruise World                        Syossett, NY             Leased            4/30/04           15,088         240,000
Cruise World                        Wilton, CT               Leased           10/31/02            2,600          38,000
Cruise World                        Briarcliff Manor, NJ     Leased            3/31/02            2,300          29,000
Cruise World                        Morristown, NJ           Leased           11/30/00            1,404          18,000
Cruise World                        Ridgewood, NJ            Leased           12/31/00              900          18,000
D-FW Tours                          Dallas, TX               Leased            1/31/00           11,426         194,000
Diplomat Tours                      Sacramento, CA           Leased            8/31/99            6,000         107,000
Gold Coast Cruises                  North Miami, FL          Leased            7/31/02           13,000         178,000
Gold Coast Cruises                  North Miami, FL          Leased            1/31/04            1,000          15,000
Gold Coast Cruises                  North Miami, FL          Leased            1/31/04            1,000          15,000
Landry & Kling                      Coral Gables, FL         Leased            6/30/01            3,680          77,000
Lexington Services                  Arlington, TX            Leased            7/31/00           20,371         330,000
Lifestyle Vacation Incentives       Delray Beach, FL         Leased           12/31/01            7,896         111,000
Ship `N' Shore                      Englewood, FL            Leased           11/20/02            7,214          96,000
Ship `N' Shore                      Anchorage, Alaska        Leased            5/30/97(4)           900          16,000
Ship `N' Shore                      Clarence, NY             Leased            7/31/01            1,250          15,000
Ship `N' Shore                      Fort Myers, FL           Leased            2/28/00            1,150          14,000
Ship `N' Shore                      Longboat Key, FL         Leased            8/31/00              966          13,000
The Cruise Line Inc.                Miami, FL                Leased            5/15/02           10,703         210,000
The Travel Company                  Atherton, CA             Leased            7/31/00            2,300          71,000
Travel 800                          San Diego, CA            Leased           11/30/03           15,605         241,000
Travel Services International       Delray Beach, FL         Leased           10/20/04           18,047         290,000
Travel Services International       Delray Beach, FL         Leased           11/01/00            2,800          51,000
1-800-CRUISES                       Boca Raton, FL           Leased            5/31/02            2,102          59,000

-------------------
(1)      Subject to a mortgage.

(2)      Contained within Auto Europe's corporate headquarters.

(3) Effective March 30, 1999, Cruise Fairs moved to combine its facilities with CruiseMasters.

(4) Location continues to be occupied on a month-to-month basis, with the consent of the landlord.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various legal claims and actions arising in the ordinary course of business. The Company believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "TRVL." The following table sets forth the high and low closing prices for each quarter (or partial quarter) in 1998 and 1999, as quoted on The Nasdaq Stock Market:

1998                                            HIGH                  LOW
----                                            ----                  ---
First Quarter                                  33.688                18.000
Second Quarter                                 37.875                32.875
Third Quarter                                  36.563                13.563
Fourth Quarter                                 30.500                 9.875

1999
First Quarter (through March 25, 1999)         31.500                 9.063

         The closing price of the Company's Common Stock, as reported by The Nasdaq Stock Market, on March 25, 1999 was $11.50. The approximate number of record holders of the Common Stock as of March 25, 1999 was 152. The Company believes that a larger number of beneficial owners hold such shares in depository or nominee form.

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

         The following is certain information concerning all sales of securities by the Company during the year ended December 31, 1998 that were not registered under the Securities Act:

(d) In January 1998, the Company issued 21,821 shares in connection with the acquisition of Diplomat Tours, Inc.

(e) In February 1998, the Company issued 163,755 shares in connection with the acquisition of Gold Coast Travel Agency Corporation.

(f) In March 1998, the Company issued 152,835 shares in connection with the acquisition of CruiseMasters, Inc.

(g) In April 1998, the Company issued 2,183 shares in connection with the acquisition of AutoNet International, Inc.

         The offers and sales of these shares were exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof because, among other things, the offers and sales were made to a small number of sophisticated investors who had access to the information about the Company and were able to bear the risk of loss of their investment.

ITEM 6.           SELECTED FINANCIAL DATA

         On July 28, 1997, the Company consummated its initial public offering and acquired the Founding Companies (the "Combinations") in transactions accounted for using the purchase method of accounting. Historical financial statements do not include the operating results of the Founding Companies (other than Auto Europe, the "accounting acquiror") prior to July 1997. Historical financial statements for the years ended December 31, 1996, 1997 and 1998 include the operating results of eight additional specialized distributors of cruise reservation services acquired from November 1997 through December 1998 under transactions accounted for using the pooling of interests method of accounting (the "Pooling Acquisitions"). Historical financial statements also do not include the operating results of five specialized distributors (one airline, three cruise, and one auto rental) (the "Purchase Acquisitions"), an electronic hotel reservation service company ("Lexington") and a provider of services to independent travel agencies ("ABC") acquired under transactions accounted for using the purchase method of accounting, prior to their respective dates of acquisition. Accordingly, the historical financial data for each year presented represent those of Auto Europe and the Pooling Acquisitions, and include the operations of the other four Founding Companies and the Company only since July 28, 1997 and the Purchase Acquisitions, Lexington and ABC from date of acquisition through December 31, 1998.

         The historical financial data of the Company as of December 31, 1997 and 1998 and for each of the five years ending December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the audited consolidated financial statements of the Company included elsewhere herein and from the Company's Form S-1 Registration Statement dated July 15, 1998. The information contained in these tables should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

         Historical financial statements do not include the operating results of the Founding Companies (other than Auto Europe, the "accounting acquiror") or Lexington prior to their respective dates of acquisition. Accordingly, pro forma combined results of operations and pro forma diluted earnings per share for the Company are presented which give effect to results of the Company combined with the Founding Companies as if the initial public offering and Combinations had occurred at the beginning of each respective year, and as if the acquisition of Lexington had occurred on January 1, 1997, along with certain adjustments associated with the Pooling Acquisitions. The pro forma financial data do not include the operating results of acquisitions accounted for under the purchase method of accounting, other than Lexington, as operating results of these acquisitions were not material to the Company's results of operations.

         The pro forma financial data have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Founding Companies and Lexington been under common control prior to the Combinations or the acquisition of Lexington, or which may result in the future.

PRO FORMA COMBINED (1):

STATEMENT OF OPERATIONS DATA:
(in thousands, except share and per share data)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------------
                                                                         1996                 1997                1998
                                                                     ------------         ------------         ------------
Net revenues                                                         $     63,950         $     93,829         $    135,096
Operating expenses                                                         40,715               56,401               73,893
                                                                     ------------         ------------         ------------
Gross profit                                                               23,235               37,428               61,203
General and administrative expenses                                        14,010               21,195               35,224
Goodwill amortization                                                       1,234                2,030                2,960
                                                                                          ------------         ------------
Income from operations                                                      7,991               14,203               23,019
Other income (expense), net                                                  (379)                 (39)                (105)
                                                                     ------------         ------------         ------------
Income before provision for income taxes                                    7,612               14,164               22,914
Provision for income taxes                                                  3,197                5,949                9,624
                                                                     ------------         ------------         ------------
Pro forma net income                                                 $      4,415         $      8,215         $     13,290
                                                                     ============         ============         ============
Per Share Data:
Pro forma diluted earnings per share                                 $       0.41         $       0.71         $       1.04
                                                                     ============         ============         ============
Shares used in computing pro forma diluted earnings per share          10,779,070           11,506,499           12,806,300
                                                                     ============         ============         ============

(1) The pro forma combined financial information include the results of the Company and each Founding Company acquired in separate combination transactions on July 28, 1997, eight operating companies acquired in 1997 and 1998 which were accounted for using the pooling of interests method of accounting, and the acquisition of Lexington which was effective June 1, 1998 and was accounted for using the purchase method of accounting, as if the initial public offering and the Combinations had occurred at the beginning of each respective year, and the acquisition of Lexington had occurred on January 1, 1997, along with certain adjustments associated with the Pooling Acquisitions. The pro forma results include the effects of: (i) the Combinations and Lexington; (ii) amortization of goodwill resulting from the Combinations and Lexington; (iii) certain adjustments to salaries, bonuses, management fees and benefits to former owners and key management of the Founding Companies, Lexington and the Pooling Acquisitions, to which such persons have agreed prospectively; (iv) reversal of acquisition costs associated with Pooling Acquisitions; and (v) provision for income taxes as if pro forma income was subject to corporate federal and state income taxes during the periods.

 HISTORICAL:

STATEMENT OF OPERATIONS DATA:
(in thousands, except share and per share data)

                                                                                 YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------------------
                                                  1994               1995              1996              1997              1998
                                               ------------      ------------      ------------      ------------      ------------
Net revenues                                   $     17,156      $     30,024      $     37,654      $     62,813      $    129,855
Operating expenses                                   11,101            19,079            25,305            38,810            70,920
                                               ------------      ------------      ------------      ------------      ------------
Gross profit                                          6,055            10,945            12,349            24,003            58,935
General and administrative expenses                   6,276            10,534            11,824            19,209            34,550
Goodwill amortization                                     -                 -                 -               513             2,628
                                               ------------      ------------      ------------      ------------      ------------
Income from operations                                 (221)              411               525             4,281            21,757
Other income (expense), net                             (28)              (43)             (209)              (30)              (28)
                                               ------------      ------------      ------------      ------------      ------------
Income before provision for income taxes               (249)              368               316             4,251            21,729
Provision for income taxes                                -               147               173               770             9,310
                                               ------------      ------------      ------------      ------------      ------------
Net income                                     $       (249)     $        221      $        143      $      3,481      $     12,419
                                               ============      ============      ============      ============      ============
Per Share Data:

Basic earnings per share                       $      (0.08)     $       0.07      $       0.05      $       0.54      $       1.03
                                               ============      ============      ============      ============      ============
Diluted earnings per share                     $      (0.08)     $       0.07      $       0.05      $       0.53      $       0.99
                                               ============      ============      ============      ============      ============
Shares used in computing basic earnings
  per share                                       3,080,678         3,080,678         3,080,678         6,394,843        12,075,044
                                               ============      ============      ============      ============      ============
Shares used in computing diluted
  earnings per share                              3,080,678         3,080,678         3,080,678         6,533,769        12,516,195
                                               ============      ============      ============      ============      ============

BALANCE SHEET DATA (in thousands):
                                                   DECEMBER 31,
                                              1997              1998
                                            -------           --------
Working capital                             $ 1,206           $ 22,728
Total assets                                $70,166           $180,129
Long-term debt                              $ 4,140           $  2,888
Stockholders' equity                        $51,257           $145,297

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with "Selected Financial Data" and the Company's Consolidated Financial Statements and related Notes thereto appearing elsewhere herein.

INTRODUCTION

         The Company is a leading specialized distributor of leisure travel products including cruise vacations, vacation packages, domestic and international airline tickets and European auto rentals, and is a leading provider of travel services such as electronic hotel reservation services, specialized hotel programs and services and incentive travel programs. The Company does not record the gross amount of the travel products and services sold to consumers and travel agents, but rather records the commission and fee revenue received by the Company from travel providers.

         The Company, following its initial public offering and the Combinations of the Founding Companies in July 1997, focused for the remainder of 1997 on forming a corporate headquarters, developing a technology strategy and acquiring operating companies. During 1998, the Company focused on developing strategic software applications, creating a marketing and branding strategy, expanding call centers for cruise and domestic air operations, centralizing certain activities at corporate headquarters and acquiring additional operating companies. During 1999, the Company plans to focus on further developing and rolling out its strategic software applications, expanding its presence and on-line booking capabilities on the Internet, integrating its cruise segment operations, maximizing revenue opportunities and improving call center operations. The Company believes the benefits of these significant investments and integration efforts will begin to be realized commencing in 1999 and 2000.

         The Company operates and reports under the following segments: cruise, outbound, lodging and other.

         The cruise segment is comprised of operating companies distributing cruises through call centers, home-based agents and the Internet. Net revenues include commissions and markups, volume override commissions, and royalty fees and franchise fees from franchisees. The Company records net revenue when the customer is no longer entitled to a full refund of the cost of the cruise, which is generally 45 to 90 days prior to the cruise departure date. The Company provides an allowance for cancellations and reservation changes, which is based on historical experience.

         The outbound segment is comprised of operating companies distributing European auto rentals, international airline tickets and international vacation packages. Net revenues include commissions and markups. The Company records net revenue when the reservation is booked and ticketed. The Company provides an allowance for cancellations, reservation changes and currency exchange guarantees which is based on historical experience.

         The lodging segment is comprised of operating companies providing electronic hotel reservation services to independent hotels and specialized hotel programs and other reservation and support services to travel agencies. Net revenues include commissions and fees for reservation services, and fees for subscriptions and advertising related to the hotel program. The Company records net revenue at the time the traveler checks out of the hotel for hotel reservation services, when service is provided for after-hours travel services to travel agencies, over the subscription period for hotel program subscriptions, and when the hotel program publication is mailed for advertisement fees. The Company provides an allowance for cancellations, reservation changes and "no shows", which is based on historical experience.

         The other segment is comprised of operating companies providing domestic airline tickets and incentive travel programs. Net revenues include commissions, markups, volume overrides and segment, processing and delivery fees. The Company records net revenue when the reservation is booked and ticketed for domestic airline tickets and when the customer is no longer entitled to a full refund of the cost of the incentive cruise, which is generally 45 to 90 days prior to the cruise departure date. The Company provides an allowance for cancellations, which is based on historical experience.

         For the above segments, operating expenses include compensation of sales and sales support personnel, commissions paid to travel agents, credit card merchant fees, telecommunications, mail, courier, marketing and other expenses that vary with revenues. Commissions to travel agents are typically based on a percentage of the gross amount of the travel services sold. The Company's sales personnel are compensated either on an hourly basis, a commission basis or a combination of the two, with the majority of agents receiving a substantial portion of their compensation based on sales generated. The Company's independent contractors selling cruises receive a portion of the commissions earned by the Company. Conversely, the Company receives as a royalty a portion of commissions earned by its franchisees selling cruises. General and administrative expenses include compensation and benefits to management, professional and administrative employees, fees for professional services, rent, information services, depreciation, travel and entertainment, office services, and other overhead costs.

         The financial results presented by reporting segment represent the historical information of the Company in the manner in which the Company's management internally disaggregates financial information for the purpose of assisting in making operational decisions commencing in 1999. Excluded from the four reporting segments are goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled by and recorded at corporate headquarters.

         The Company's business and growth strategies encompass many components, including providing extensive expertise in specific travel segments and high levels of customer service, embracing multiple selling models and distribution channels, including the Internet, implementing cross selling opportunities across travel segments, implementing state-of-the-art technology infrastructure, and pursuing selected strategic acquisitions. The Company believes there are opportunities to improve profit margins in the future through implementation of new marketing, selling and revenue management processes and systems, particularly in the cruise and the other segments, and by reducing the Company's effective tax rate.

RESULTS OF OPERATIONS  - PRO FORMA

         Due to the significance of the Combinations in July 1997 and the acquisition of Lexington in June 1998, pro forma statements of operations are presented for 1996, 1997 and 1998, which give effect to the results of the Company combined with all the Founding Companies and Lexington as if the initial public offering and the Combinations had occurred at the beginning of each respective year and the acquisition of Lexington had occurred on January 1, 1997, along with certain adjustments associated with the Combinations and the Pooling Acquisitions.

         The pro forma results include the effects of: (i) the Combinations and Lexington; (ii) amortization of goodwill resulting from the Combinations and Lexington; (iii) certain adjustments to salaries, bonuses, management fees and benefits to former owners and key management of the Founding Companies, Lexington, and the Pooling Acquisitions, to which such persons have agreed prospectively ("Compensation Differential"); (iv) reversal of acquisition costs associated with Pooling Acquisitions; and (v) provision for income taxes as if pro forma income was subject to corporate federal and state income taxes during the periods.

         The pro forma financial data have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Founding Companies and Lexington been under common control prior to the Combinations or the acquisition of Lexington, or which may result in the future.

CONSOLIDATED FINANCIAL REVIEW - PRO FORMA

         The following table sets forth certain pro forma financial data, also stated as a percentage of net revenues, for the years indicated (dollars in thousands):

                                                          1996                        1997                        1998
                                               ---------------------         ---------------------         ---------------------
Net revenues                                   $  63,950      100.0%         $  93,829      100.0%         $ 135,096      100.0%
Operating expenses                                40,715       63.7%            56,401       60.1%            73,893       54.7%
                                               ---------------------         ---------------------         ---------------------
Gross profit                                      23,235       36.3%            37,428       39.9%            61,203       45.3%
General and administrative expenses               14,010       21.9%            21,195       22.6%            35,224       26.1%
Goodwill amortization                              1,234        1.9%             2,030        2.2%             2,960        2.2%
                                               ---------------------         ---------------------         ---------------------
Income from operations                             7,991       12.5%            14,203       15.1%            23,019       17.0%
Other income (expense), net                         (379)       0.6%               (39)       0.0%              (105)       0.1%
                                               ---------------------         ---------------------         ---------------------
Income before provision for income taxes           7,612       11.9%            14,164       15.1%            22,914       17.0%
Provision for income taxes                         3,197        5.0%             5,949        6.3%             9,624        7.1%
                                               --------------------          ---------------------         ---------------------
Pro forma net income                           $   4,415        6.9%         $   8,215        8.8%         $  13,290        9.8%
                                               =====================         =====================         =====================
Pro forma diluted earnings per share           $    0.41                     $    0.71                     $    1.04
                                               =========                     =========                     =========

         The Company reported pro forma net income of $13.3 million, or $1.04 pro forma diluted earnings per share in 1998, compared to pro forma net income of $8.2 million, or $0.71 pro forma diluted earnings per share in 1997 and pro forma net income of $4.4 million, or $0.41 pro forma diluted earnings per share in 1996. The increases were primarily the result of increased sales volume, increased gross profit margins, operating leverage and, in 1998, acquisitions. Pro forma net revenues increased 44.0% in 1998 and 46.7% in 1997 compared to prior years, primarily the result of increased sales volume, increased net revenue per transaction and acquisitions. Internal growth rates (which exclude the impact of acquisitions accounted for using the purchase method of accounting, other than Lexington) were 23.5% in 1998 and 27.8% in 1997.

         Pro forma gross profit margins improved in 1998 and 1997 because certain operating costs decreased as a percentage of net revenues primarily as a result of realizing higher net revenue per transaction and the semi-variable nature of certain expenses classified as operating expenses.

         Pro forma general and administrative expenses increased $14.0 million, or 66.2%, in 1998, of which $7.7 million was attributable to expenses associated with corporate headquarters and $6.4 million was incurred by operating companies. The increase at corporate headquarters was the result of operating the corporate headquarters for all of 1998 compared to five months in 1997, various centralization initiatives introduced at corporate headquarters over the course of 1998, and non-capitalizable operating costs associated with technology and telecommunications initiatives totaling $1.5 million in 1998. Pro forma general and administrative expenses increased $7.2 million, or 51.3%, in 1997, of which $1.5 million was attributable to corporate headquarters and $5.7 million was incurred by operating companies. The Company expects its expenses associated with technology will increase in 1999 as more systems are rolled out and as capitalized software costs are amortized once particular software releases are ready for their intended use.

         Pro forma goodwill amortization increased $930,000 in 1998 as a result of several additional acquisitions (other than Lexington) accounted for under the purchase method of accounting. Pro forma goodwill amortization increased $796,000 in 1997, primarily as a result of pro forma goodwill amortization related to Lexington which was included in 1997 (but not 1996) pro forma results.

         The Company is undertaking certain corporate restructuring initiatives which management believes will result in a reduction of the Company's effective tax rate in 1999.

CRUISE REPORTING SEGMENT FINANCIAL REVIEW - PRO FORMA

         The following table sets forth certain pro forma financial data, also stated as a percentage of net revenues, for the years indicated (dollars in thousands):

                                                       1996                   1997                  1998
                                                  -----------------     -----------------      -----------------
Net revenues                                      $26,365    100.0%      $34,404   100.0%      $58,673    100.0%
Operating expenses                                 13,626     51.7%       16,650    48.4%       26,796     45.7%
                                                  -----------------     -----------------      -----------------
Gross profit                                       12,739     48.3%       17,754    51.6%       31,877     54.3%
General and administrative expenses                 8,765     33.2%       10,114    29.4%       14,129     24.1%
                                                  -----------------     -----------------      -----------------
Income from operations                              3,974     15.1%        7,640    22.2%       17,748     30.2%
Other income (expense), net                          (219)     0.8%           12    -0.0%          325     -0.6%
                                                  -----------------     -----------------      -----------------
Income before provision for income taxes(1)       $ 3,755     14.2%      $ 7,652    22.2%      $18,073     30.8%
                                                  =================     =================      =================

(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

         The Cruise reporting segment reported pro forma income before income taxes of $18.1 million in 1998, compared to $7.7 million in 1997 and $3.8 million in 1996. The increases were primarily a result of increased sales volume, increased gross profit margins, operating leverage and, in 1998, acquisitions. Pro forma net revenues increased 70.5% in 1998 and 30.5% in 1997 compared to prior years, primarily because of increased sales volume, increased net revenue per transaction, and acquisitions. Excluding the impact of three acquisitions in 1998 accounted for using the purchase method of accounting, net revenues increased 32.8% in 1998 over 1997, as a result of a 26.6% increase in sales volume and an increase in net revenue per transaction. The increase in net revenue per transaction is believed to be the result of a change in product mix and overall strong pricing in the cruise industry. The increase in pro forma net revenues in 1997 was the result of a 34.2% increase in sales volume, partially offset by a decrease in net revenue per transaction.

         Pro forma gross profit margins improved in 1998 as a result of a 6% increase in net revenue per transaction while operating costs per transaction were consistent from year to year. The increase in pro forma gross profit margin in 1997 was the result of operating costs per transaction decreasing, primarily from spreading advertising costs over a larger revenue base.

         Pro forma general and administrative expenses increased $4.0 million, or 39.7%, in 1998. General and administrative expenses decreased as a percentage of net revenues primarily as a result of the impacts of centralizing certain marketing and revenue management functions at corporate headquarters in the second half of 1998 and spreading remaining expenses over a larger revenue base. Pro forma general and administrative expenses increased $1.3 million or 15.4% in 1997, and decreased as a percentage of net revenues primarily as the result of spreading the expenses over a larger revenue base.

         In late 1998, the Company began to centralize cruise line contract negotiations, marketing and advertising activities and revenue management functions and began to market cruises under its new trade name, The Travel Company. Cruise line contracts for 1999 provide for a base commission that, in some cases, is one or two percentage points less than in effect for 1998; this decrease in base commission may be offset by incremental override commissions which, if achieved, would be recorded in the fourth quarter of 1999. During the first quarter of 1999, cruise booking volumes increased over the prior year, but at a slower rate than the overall internal growth rate in 1998. Efforts to improve the cruise segment's internal growth rate include the refinement of the Company's marketing programs and a focus on improving call to booking conversion rates. Additional marketing efforts include the distribution of a comprehensive cruise vacation directory to 2 million past and potential customers in mid-March 1999.

OUTBOUND REPORTING SEGMENT FINANCIAL REVIEW - PRO FORMA

         The following table sets forth certain pro forma financial data, also stated as a percentage of net revenues, for the years indicated (dollars in thousands):

                                                       1996                  1997                  1998
                                                 -----------------     ------------------    ----------------
Net revenues                                     $29,942    100.0%     $38,358     100.0%    $45,560   100.0%
Operating expenses                                22,090     73.8%      27,365      71.3%     29,122    63.9%
                                                 -----------------     ------------------    ----------------
Gross profit                                       7,852     26.2%      10,993      28.7%     16,438    36.1%
General and administrative expenses                4,322     14.4%       5,288      13.8%      5,476    12.0%
                                                 -----------------     ------------------    ----------------
Income from operations                             3,530     11.8%       5,705      14.9%     10,962    24.1%
Other income (expense), net                         (211)     0.7%         (86)      0.2%        494    -1.1%
                                                 -----------------     ------------------    ----------------
Income before provision for income taxes(1)      $ 3,319     11.1%      $5,619      14.6%    $11,456    25.1%
                                                 =================     ==================    ================

(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

         Outbound reporting segment reported pro forma income before taxes of $11.5 million in 1998, compared to $5.6 million in 1997 and $3.3 million in 1996. The increases were primarily the result of increased sales volume, increased gross profit margins, operating leverage, and in 1998, acquisitions. Pro forma net revenues increased 18.8% in 1998 and 28.1% in 1997. Excluding the impact of an acquisition in 1998 of a company distributing international airline tickets, accounted for using the purchase method of accounting, net revenues increased 14.0% in 1998, as a result of an 14.4% increase in transaction volume. Net revenue per transaction decreased 4.5% in 1998, due to a change in product mix as a result of acquisition activity and an increase in the percentage of sales to consumers. Increased direct sales contributed to a decrease in net revenue per transaction but an increase in gross profit margin. The 28.1% increase in pro forma net revenues in 1997 was primarily a result of a 24.0% increase in transaction volume.

         Pro forma gross profit margins improved in 1997 and 1998 as a result of lower commissions, salaries, advertising and telephone costs per transaction. Commission expense decreased because of increased sales directly to consumers and in 1998 a portion of the international airline tickets being sold to travel agents at a net fare rather than for a commission. Salaries and advertising costs as a percentage of net revenues decreased due to spreading these costs over a larger revenue base. Telephone costs as a percentage of net revenues in 1998 decreased due to lower rates and credit adjustments for prior year billings.

         Pro forma general and administrative expenses increased $188,000, or 3.5%, in 1998. General and administrative expenses decreased as a percentage of net revenues primarily as a result of spreading the expenses over a larger revenue base. Pro forma general and administrative expenses increased $966,000, or 22.4%, in 1997, and decreased as a percentage of net revenues primarily as a result of spreading the expenses over a larger revenue base.

         In February 1999, the Company acquired AHI International Corporation, a company specializing in distributing European vacation packages through university alumni associations. Beginning in 1999, this operating company will be included in the outbound reporting segment. Its historical profit margins are consistent with the historical margins for the reporting segment.

LODGING REPORTING SEGMENT FINANCIAL REVIEW - PRO FORMA

         The following table sets forth certain pro forma financial data, also stated as a percentage of net revenues, for the years indicated (dollars in thousands):

                                                         1997                   1998
                                                  -----------------     -----------------
Net revenues                                      $10,480    100.0%     $17,672    100.0%
Operating expenses                                  6,099     58.2%       9,449     53.5%
                                                  -----------------     -----------------
Gross profit                                        4,381     41.8%       8,223     46.5%
General and administrative expenses                 1,828     17.4%       3,470     19.6%
                                                  -----------------     -----------------
Income from operations                              2,553     24.4%       4,753     26.9%
Other income (expense), net                          (132)     1.3%         (46)     0.3%
                                                  -----------------     -----------------
Income before provision for income taxes(1)        $2,421     23.1%      $4,707     26.6%
                                                  =================     =================

(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

         Lodging reporting segment reported pro forma income before taxes of $4.7 million in 1998, compared to $2.4 million in 1997. The acquisitions of Lexington and ABC Corporate Services ("ABC") were completed in June and July 1998, respectively, and were accounted for using the purchase method of accounting. Lexington was material to the Company's results of operations and accordingly, its financial results were included in pro forma results commencing January 1, 1997. ABC, however, was not material and, accordingly, its financial results are not included in the pro forma results prior to July 1, 1998.

         Pro forma net revenues increased 68.6% in 1998. Net revenues for Lexington increased $3.2 million, or 30.5%, in 1998. The increase in net revenues was the result of a 28% increase in volume and a modest increase in net revenue per transaction.

         Pro forma gross profit margin improved in 1998 as a result of the change in the mix of business following the ABC acquisition. ABC's gross profit margin for the six months ended December 31, 1998 was higher than its historical profit margin on an annual basis as a result of the publication of its hotel program guide in the fourth quarter.

         Pro forma general and administrative expenses increased $1.6 million, or 89.8%, primarily due to the acquisition of ABC. Excluding the impact of ABC, general and administrative expenses were consistent as a percentage of Lexington's net revenues in 1998 and 1997.

OTHER REPORTING SEGMENT FINANCIAL REVIEW - PRO FORMA

         The following table sets forth certain pro forma financial data, also stated as a percentage of net revenues, for the years indicated (dollars in thousands):

                                                         1996                 1997                1998
                                                   ----------------     ----------------     -----------------
Net revenues                                       $7,645    100.0%     $10,587   100.0%     $13,191    100.0%
Operating expenses                                  5,001     65.4%       6,286    59.4%       8,525     64.6%
                                                   ----------------     ----------------     -----------------
Gross profit                                        2,644     34.6%       4,301    40.6%       4,666     35.4%
General and administrative expenses                   924     12.1%       2,440    23.0%       2,969     22.5%
                                                   ----------------     ----------------     -----------------
Income from operations                              1,720     22.5%       1,861    17.6%       1,697     12.9%
Other income (expense), net                            51     -0.7%          88    -0.8%         158     -1.2%
                                                   ----------------     ----------------     -----------------
Income before provision for income taxes(1)        $1,771     23.2%      $1,949    18.4%      $1,855     14.1%
                                                   ================     ================     =================

(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

         Other reporting segment reported pro forma income before taxes of $1.9 million in 1998 compared to $1.9 million in 1997 and $1.8 million in 1996. Pro forma net revenues increased 24.6% in 1998 and 38.5% in 1997 as a result of an 18% increase in sales volume in 1998 and a 27.3% increase in sales volume in 1997, partially offset in 1998 by a decrease in net revenue per transaction. The decrease in net revenue per transaction was a result of an increased percentage of published air ticket fares being sold as compared to discount off published fares, which were primarily sold in 1997. In early 1998, new negotiated rate fare contracts were obtained. Such contracts generally result in higher net revenue per transaction, however, full realization of the benefits of these negotiated rate fare contracts was limited in 1998 as a result of legacy system constraints. The Company believes it will be able to sell a significantly greater percentage of airline tickets based on negotiated rate fare contracts commencing in the second quarter of 1999 when the Company's Flight Attendant reservation technology is fully rolled out to the Company's primary call center for domestic airline tickets.

         Pro forma gross profit margins declined in 1998 and increased in 1997. The decrease in gross profit margin in 1998 was primarily the result of the lower net revenue per airline ticket described above and increased compensation, shipping and credit card merchant fees (operating costs) per ticket. The increase in compensation costs per airline ticket was the result of training periods and learning curves associated with the significant number of new sales agents and supervisors hired in late 1998 to prepare for the significant growth expected in 1999. The increase in gross profit margin in 1997 was primarily the result of increased gross profit margins in the domestic air business and the impact of the acquisition of a cruise incentive company (a 1998 Pooling Acquisition which is not included in 1996 pro forma results because of immateriality).

         Pro forma general and administrative expenses increased $529,000, or 21.7%, in 1998. General and administrative expenses decreased slightly as a percentage of net revenues in 1998. Greater operating leverage was not achieved primarily as a result of expansion of the domestic air call center facility and increased management compensation and consulting expenses incurred to improve operational processes and prepare the call center for increased growth expected to be achieved in 1999. Pro forma general and administrative expenses increased $1.5 million, or 164.1%, in 1997, and increased as a percentage of net revenues primarily as the result of the cruise incentive company acquisition and increased expenses at the domestic air call center primarily as a result of increases in compensation expenses.

CONSOLIDATED FINANCIAL REVIEW - HISTORICAL

         The following table sets forth certain historical financial data, also stated as a percentage of net revenues, for the years indicated (dollars in thousands):

                                                      1996                  1997                   1998
                                                ----------------     -----------------     -------------------
Net revenues                                   $37,654    100.0%     $62,813    100.0%     $129,855     100.0%
Operating expenses                              25,305     67.2%      38,810     61.8%       70,920      54.6%
                                               -----------------     -----------------     -------------------
Gross profit                                    12,349     32.8%      24,003     38.2%       58,935      45.4%
General and administrative expenses             11,824     31.4%      19,209     30.6%       34,550      26.6%
Goodwill amortization                                -      0.0%         513      0.8%        2,628       2.0%
                                               -----------------     -----------------     -------------------
Income from operations                             525      1.4%       4,281      6.8%       21,757      16.8%
Other income (expense), net                       (209)     0.6%         (30)     0.0%          (28)      0.0%
                                               -----------------     -----------------     -------------------
Income before provision for income taxes           316      0.8%       4,251      6.8%       21,729      16.7%
Provision for income taxes                         173      0.5%         770      1.2%        9,310       7.2%
                                               =================     =================     ===================
Net income                                     $   143      0.4%     $ 3,481      5.5%     $ 12,419       9.6%
                                               =================     =================     ===================
Diluted earnings per share                     $  0.05               $  0.53               $   0.99
                                               =======               =======               ========

         The Company reported net income of $12.4 million, or $0.99 diluted earnings per share in 1998, compared to net income of $3.5 million, or $0.53 diluted earnings per share in 1997 and net income of $143,000, or $0.05 diluted earnings per share in 1996. The increases were primarily the result of increased sales volume, increased gross profit margins, the Combinations and acquisitions. Net revenues increased 106.7% in 1998 and 66.8%, in 1997, primarily the result of increased sales volume, the Combinations and acquisitions.

         Gross profit margins improved in 1998 and 1997 because certain operating costs decreased as a percentage of net revenue primarily as a result of realizing higher net revenues per transaction and the semi-variable nature of certain expenses classified as operating expenses.

         General and administrative expenses increased $15.3 million, or 79.9%, in 1998, of which $6.9 million was attributable to expenses associated with corporate headquarters and $8.4 million was costs incurred by operating companies. The increase at corporate headquarters was the result of operating the headquarters for all of 1998 compared to five months in 1997, various centralization initiatives introduced at corporate headquarters over the course of 1998, bonuses accrued for executives at headquarters and operating companies and non-capitalizable operating costs associated with technology and telecommunications initiatives totaling $1.5 million in 1998. General and administrative expenses increased $7.4 million, or 62.4%, in 1997, of which $2.3 million was attributable to corporate headquarters and $5.1 million was incurred by operating companies. The Company expects its expenses associated with technology will increase in 1999 as more systems are rolled out and once capitalized software costs are amortized as particular software releases are ready for their intended use.

         Goodwill amortization increased $2.1 million in 1998 and $513,000 in 1997 as a result of the Combinations and several acquisitions accounted for under the purchase method of accounting.

         Provision for income taxes, as a percentage of income before provision for income taxes, was 42.8% in 1998, 18.1% in 1997 and 54.7% in 1996.
Fluctuations in effective tax rates were the result of the impact of a deferred tax benefit recorded in 1997 by Auto Europe, the accounting acquiror, and the impact of varying historical effective tax rates and tax structures of acquired companies accounted for using the pooling of interests method of accounting. The Company is undertaking certain corporate restructuring initiatives which management believes will result in a reduction of the Company's effective tax rate in 1999.

CRUISE REPORTING SEGMENT FINANCIAL REVIEW - HISTORICAL

         The following table sets forth certain historical financial data, also stated as a percentage of net revenues, for the years indicated (dollars in thousands):

                                                         1996                   1997                   1998
                                                  ------------------     ------------------     -----------------
                                                  $11,933     100.0%     $23,537     100.0%     $58,673    100.0%
Operating expenses                                  6,498      54.5%      11,690      49.7%      26,796     45.7%
                                                  ------------------     ------------------     -----------------
Gross profit                                        5,435      45.5%      11,847      50.3%      31,877     54.3%
General and administrative expenses                 4,890      41.0%       7,752      32.9%      14,268     24.3%
                                                  ------------------     ------------------     -----------------
Income from operations                                545       4.6%       4,095      17.4%      17,609     30.0%
Other income (expense), net                            12      -0.1%         (28)      0.1%         325     -0.6%
                                                  ------------------     ------------------     -----------------
Income before provision for income taxes(1)       $   557       4.7%      $4,067      17.3%     $17,934     30.6%
                                                  ==================     ==================     =================

(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

         Cruise reporting segment reported income before taxes of $17.9 million in 1998, compared to $4.1 million in 1997 and $557,000 in 1996. The increases were primarily the result of increased sales volume, increased gross profit margins, operating leverage, the Combinations and acquisitions. Net revenues increased 149.3% in 1998 and 97.2% in 1997, primarily because of the Combinations, acquisitions, and increases in volume. Companies acquired under the pooling of interests method of accounting (and which are included in net revenues for the three years) contributed 36.2% of 1998 net revenues; net revenues for these companies increased 35.7% in 1998, as a result of a 14.7% increase in passengers and an increase in net revenue per transaction. Net revenues of these companies increased 31.2% in 1997, as a result of a 47.1% increase in passengers, partially offset by a decrease in net revenue per transaction.

         Gross profit margins improved in 1998 and 1997 primarily as the result of increased net revenue per transaction in 1998 and from decreased operating costs per transaction as a result of spreading advertising and certain other operating costs over a larger revenue base.

         General and administrative expenses increased $6.5 million, or 84.1%, in 1998 and decreased as a percentage of net revenues primarily as a result of the impacts of centralizing certain marketing and revenue management functions at corporate headquarters in the second half of 1998 and spreading remaining expenses over a larger revenue base. General and administrative expenses increased $2.9 million, or 58.5%, in 1997, and decreased as a percentage of net revenues primarily as the result of spreading the expenses over a larger revenue base.

         In late 1998, the Company centralized cruise line contract negotiations, marketing and advertising activities and revenue management functions and began marketing cruises under its new trade name, The Travel Company. Cruise line contracts for 1999 provide for a base commission, in some cases, of one to two percent less than in effect for 1998; this decrease in base commission may be offset by incremental override commissions which, if achieved, would be recorded in the fourth quarter of 1999. During the first quarter of 1999, cruise bookings and net revenues increased over the prior year at a slower rate than the overall internal growth rate in 1998. Efforts to improve the cruise segment's internal growth rate include the refinement of the Company's marketing programs and a focus on improving calls to booking conversion rates. Additional marketing efforts include the distribution of a comprehensive cruise vacation directory to 2 million past and potential customers in mid-March 1999.

OUTBOUND REPORTING SEGMENT FINANCIAL REVIEW - HISTORICAL

         The following table sets forth certain historical financial data, also stated as a percentage of net revenues, for the years indicated (dollars in thousands):

                                                        1996                  1997                  1998
                                                 -----------------      ----------------      ---------------
Net revenues                                     $25,721    100.0%      $34,450   100.0%      $45,560  100.0%
Operating expenses                                18,807     73.1%       24,437    70.9%       29,122   63.9%
                                                 -----------------      ----------------      ---------------
Gross profit                                       6,914     26.9%       10,013    29.1%       16,438   36.1%
General and administrative expenses                6,934     27.0%        7,382    21.4%        5,476   12.0%
                                                 -----------------      ----------------      ---------------
Income from operations                               (20)    -0.1%        2,631     7.6%       10,962   24.1%
Other income (expense), net                         (221)     0.9%         (139)    0.4%          494   -1.1%
                                                 -----------------      ----------------      ---------------
Income before provision for income taxes(1)        $(241)    -0.9%       $2,492     7.2%      $11,456   25.1%
                                                 =================      ================      ===============

(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

         Outbound reporting segment reported income before taxes of $11.5 million in 1998, compared to $2.5 million in 1997 and a loss of $241,000 in 1996. Operating results for 1996 and for the first seven months of 1997 include only the results of Auto Europe, the accounting acquiror, and do not reflect the impact of contractual decreases in salaries, bonuses and benefits to former owners and key management of Auto Europe (the "Compensation Differential"). Increases in reported income before taxes were primarily the result of increased sales volume, increased gross profit margins, operating leverage, the Combinations, the Compensation Differential and, in 1998, acquisitions.

         The accounting acquiror's net revenues increased 24.3% in 1998, as a result of a 15.1% increase in transaction volume, partially offset by a decrease in net revenue per transaction primarily as a result of increasing the percentage of sales to direct consumers. This, however, also contributed to an increase in gross profit margin. Net revenues of the accounting acquiror increased 12.7 % in 1997, as a result of a 24.6% increase in passengers, partially offset by a decrease in net revenue per transaction, primarily as a result of increasing the percentage of sales to direct consumers.

         Gross profit margins improved in 1998 and 1997 as a result of lower commissions, salaries, advertising and telephone costs per transaction. Commission expense decreased because of increased sales directly to consumers and a portion of the international airline tickets being sold to travel agents at a net fare rather than for a commission in 1998. Salaries and advertising costs as a percentage of revenues decreased due to spreading these costs over a larger revenue base. Telephone costs as a percentage of net revenues decreased in 1998 due to lower rates and credit adjustments for prior year billings.

         General and administrative expenses decreased $1.9 million, or 25.8%, in 1998, primarily as a result Compensation Differential of Auto Europe and another Founding Company. General and administrative expenses increased $448,000, or 6.5%, in 1997, and decreased as a percentage of net revenues primarily as the result of the Compensation Differential and spreading the expenses over a larger revenue base.

         In February 1999, the Company acquired AHI International Corporation, a company specializing in distributing European vacation packages through university alumni associations. Beginning in 1999, this operating company will be included in the outbound reporting segment. Historical profit margins are consistent with the historical margins for the reporting segment.

LODGING REPORTING SEGMENT FINANCIAL REVIEW - HISTORICAL

         The following table sets forth certain historical financial data, also stated as a percentage of net revenues, for the years indicated (dollars in thousands):
                                                        1998
                                                -------------------
Net revenues                                    $12,431      100.0%
Operating expenses                                6,476       52.1%
                                                -------------------
Gross profit                                      5,955       47.9%
General and administrative expenses               2,626       21.1%
                                                -------------------
Income from operations                            3,329       26.8%
Other income, net                                    31       -0.3%
                                                -------------------
Income before provision for income taxes (1)    $ 3,360       27.0%
                                                ===================
(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

         Lodging reporting segment reported income before taxes of $3.4 million in 1998. Lexington and ABC were acquired in 1998 and were accounted for using the purchase method of accounting.

         ABC's gross profit margin for the six months ended December 31, 1998 was higher than its historical profit margin on an annual basis as a result of the publication of its hotel program guide in the fourth quarter.

OTHER REPORTING SEGMENT FINANCIAL REVIEW - HISTORICAL

         The following table sets forth certain historical financial data, also stated as a percentage of net revenues, for the years indicated (dollars in thousands):

                                                               1997                              1998
                                                           ----------------                 -------------------
Net revenues                                               $4,826    100.0%                 $13,191      100.0%
Operating expenses                                          2,683     55.6%                   8,526       64.6%
                                                           ----------------                 -------------------
Gross profit                                                2,143     44.4%                   4,665       35.4%
General and administrative expenses                         1,802     37.3%                   2,980       22.6%
                                                           ----------------                 -------------------
Income from operations                                        341      7.1%                   1,685       12.8%
Other income (expense), net                                    57     -1.2%                     158       -1.2%
                                                           ----------------                 -------------------
Income before provision for income taxes(1)                  $398      8.3%                  $1,843       14.0%
                                                           ================                 ===================

(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

         Other reporting segment reported income before taxes of $1.8 million in 1998 and $398,000 in 1997. Operating results in 1997 include results of one of the Founding Companies that sells domestic airline tickets for only five months subsequent to the Combinations. The increase in income before taxes was primarily the result of increased sales volume and the Combinations, which contributed to a 73.4% increase in net revenues, partially offset by decreased gross profit margins.

         Gross profit margins decreased in 1998 primarily as a result of lower net revenue per domestic air ticket sold and increased compensation, shipping and credit card merchant fees (operating costs) per ticket.

         General and administrative expenses increased $1.2 million, or 65.5%, in 1998, and decreased as a percentage of net revenues primarily as a result of spreading expenses in the incentive cruise operating company over a larger revenue base.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL TRANSACTIONS, INCLUDING ACQUISITIONS

         The Company's three primary sources of liquidity and capital resources are cash flow from operating activities, borrowings under its Credit Facility and issuances of Common Stock.

         For the years ended December 31, 1997 and 1998, on a historical basis, net cash provided by operating activities was approximately $3.2 million and $14.8 million, respectively, capital expenditures were $3.0 million and $11.1 million, respectively, borrowings under the Credit Facility, Term Loan and other loans were $1.0 million and $30.7 million, respectively, and repayment of debt was $3.7 million and $32.4 million, respectively.

         The Company issued 1,151,752 shares of common stock and paid $50.6 million (net of cash acquired) cash consideration in 1998 in connection with eleven acquisitions consummated during the period. Four of the acquisitions were accounted for using the pooling of interests method of accounting and seven were accounted for using the purchase method of accounting.

         On July 21, 1998, the Company consummated its secondary offering. An aggregate of 4,025,000 shares of Common Stock were offered and sold, including 2,025,000 shares sold by the Company and 2,000,000 shares sold by certain selling stockholders. All of the shares were sold at a price to the public of $34.50 per share. Net proceeds to the Company from the secondary offering (after deducting underwriting discounts and commissions and estimated offering expenses) were approximately $65.6 million, of which $28.6 million was used to repay borrowings under the Credit Facility. The Company did not receive any proceeds from shares sold by selling stockholders.

         The Company spent an aggregate of $11.1 million during 1998 for capital expenditures, including approximately $6.9 million for development of "Universal Technology" software applications for internal use. The remainder of the 1998 capital expenditures related to purchases of computer hardware and personal computers, telecommunications equipment, leasehold and building improvements and furniture and fixtures. In addition, the Company expects to spend approximately $17 million for all capital expenditures in 1999, including approximately $9 million for development of Universal Technology software applications for internal use. An assessment of the Company's Year 2000 preparedness is discussed below.

         The Company believes that the current cash balances of the Company, together with cash flow from operating activities and borrowings under its Credit Facility, should be adequate to meet the Company's capital requirements over the next 12 months. However, future acquisitions, depending on their size and the method of financing, may affect the Company's liquidity and capital requirements during that time.

LONG-TERM DEBT AND CREDIT FACILITY

         The Company is a party to a credit facility agreement with NationsBank, N.A. ("NationsBank") that provides a $30 million revolving line of credit (the "Credit Facility") and a term loan facility of $2.1 million (the "Term Loan"). Borrowings under the Credit Facility and Term Loan are due October 15, 2000 and October 5, 2000, respectively. The Credit Facility may be used for acquisitions, letters of credit not to exceed $3 million in the aggregate, and for capital expenditures (including but not limited to investments in technology) and for general corporate purposes, which in the aggregate may not exceed $5 million. As of December 31, 1998, there were no outstanding borrowings under the Credit Facility but letters of credit totaling approximately $3 million were outstanding. In February 1999, $24 million was borrowed to finance an acquisition. All amounts repaid under the Credit Facility may be reborrowed. Interest on outstanding balances of the Credit Facility and Term Loan are computed based on the Eurodollar Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios.

         The Credit Facility requires the Company to secure an interest rate hedge on fifty percent of the outstanding principal amount borrowed under the Credit Facility and one hundred percent of the outstanding balance on the Term Loan. As of December 31, 1998, the Company had outstanding interest rate swap hedge agreements totaling $16.4 million and maturing in October 2000, of which $2.1 million related to the Term Loan and $14.3 million related to earlier borrowings under the Credit Facility. These interest rate swap hedge agreements were not liquidated when related borrowings under the Credit Facility were repaid during 1998 and an unrealized loss related to the agreements of approximately $280,000 was accrued at December 31, 1998.

         The Credit Facility is secured by substantially all the assets of the Company and requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. At December 31, 1998 the Company was in compliance with the loan covenants or obtained waivers for any instances of non-compliance.

         On March 26, 1999, NationsBank agreed to increase the amount of the Credit Facility to $35 million and to amend certain provisions and debt covenants, subject to certain documentation and closing conditions. Among other things, the term of the Credit Facility and Term Loan will be extended to October 2001, letters of credit not to exceed $10 million in the aggregate will be permitted and the full Credit Facility will be available for general corporate purposes.

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

         To help ensure that the Company's systems can survive the turn of the century, any occurrences of dates being used in technology or systems are being identified, assessed, corrected and tested where necessary. To support this effort, the Company has developed an overall project approach, a project reporting and accountability structure, and process methodology. The project approach has been developed to address the following: (1) IT systems (applications and computing environment), (2) Non-IT systems (embedded technology and systems), and (3) Business Partner Management (vendors, suppliers, banks, leasing companies). Internal and external compliance factors that may have an impact on the Company's business operations are being addressed and monitored using this approach.

         The Company's project reporting and accountability structure encompasses every level of the organization, including: (1) an Executive Committee (senior level management of the Company), (2) an Executive Sponsor (the Chief Information Officer) who is responsible for reviewing and advising on Year 2000 project progress and processes, (3) the Year 2000 Project Office which is responsible for overall coordination, maintenance, collection and dissemination of all Year 2000 project information as well as the centralized systems and processes, and (4) subsidiary operating company management and assigned points of contact responsible for any systems developed, purchased, operated and supported within an operating company.

         The Year 2000 Project Office has developed a reporting schedule and requires monthly updates from the operating companies and others such as suppliers and business partners, throughout the life of the project. These updates provide associated project detail on all Year 2000 activity (i.e., budget, risks, timeline and schedule, contingency plans, testing plans and updates, issues and concerns, and Company awareness activities). The Year 2000 Project Office is responsible for reporting on the Company's state of compliance.

         The Company employs a seven phase process methodology for the project:
Phase 1 - Project Organization, Phase 2 - Assessment (i.e., conducting an inventory and identifying areas of exposure), Phase 3 - Planning (i.e., developing project and contingency plans, establishing priorities, and developing strategies for correcting problems), Phase 4 - Correction, Phase 5 - Testing, Phase 6 - Implementation, and Phase 7 Maintaining Compliance.

         The Company has completed the Organization, Assessment and Planning phases, and has made significant progress in the remaining phases of the project. The degree to which operating companies had addressed the Year 2000 issue for their operations prior to acquisition by the Company varies; many of these companies had made significant progress towards achieving compliance prior to their acquisition by the Company. The Company believes the preliminary inventory gathered has identified all significant systems and processes, and the operating companies have been asked to prioritize "business critical" and "important" systems and assign compliance status to the systems identified. External and internal resources have been used for this effort and will continue to be used to correct, test and implement these items for Year 2000 readiness and compliance. As of March 15, 1999, approximately 70% of the Company's systems have been remediated and are either fully tested or in the final stages of testing.

         As part of the Company's overall technology strategy, the Company has been developing new common applications including the Universal Technology (already Year 2000 compliant) that are expected to be implemented in 1999 in air, auto and cruise companies, replacing many, although not all, of the existing systems currently in place at those companies. New hardware and software required to support these applications are expected to be in place by mid-1999 and will be Year 2000 compliant.

         The Company has developed a communication process and has designed an approach to informing and educating the Year 2000 project team and other Company employees. A corporate compliance statement, a "Year 2000 Readiness Disclosure Statement" (which adheres to the requirements of the Year 2000 Readiness Disclosure Act), and a vendor/supplier survey have been developed. The survey has been distributed to all business partners and suppliers, with continued follow-up for those who fail to respond. Although most third parties have responded in writing that they are addressing their Year 2000 issues on a timely basis, the readiness of third parties varies widely. Vendor systems that will not be made compliant are generally being replaced with compliant alternatives. Because the Company's Year 2000 compliance is dependant on key third parties being compliant on a timely basis, there can be no assurance the Company's efforts alone will resolve all Year 2000 issues. A schedule has been developed for follow-up and review of responses. An action plan has been developed to closely work with and monitor the progress of the Company's critical and important business partners that could impact business operations if such partners are not compliant.

COSTS
         The Company's total cost of Year 2000 remediation activities over the course of the project is anticipated to be approximately $2 million. These costs, which include capitalizable expenses such as hardware purchases, are spread across the operating companies and corporate headquarters and were incurred in 1998 or are budgeted for 1999. The Company's spending level on Year 2000 remediation is attributed in large part to the Company's strategy for the development and implementation of new common applications that will replace a significant portion of the Company's legacy systems. The Company expects to spend an aggregate of approximately $22 million for the development of these new applications during 1998, 1999 and 2000. The Year 2000 project costs do not include costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

RISKS
         The Company utilizes IT and Non-IT systems in many aspects of its business and is dependent on a multitude of business partners. The assessment is based upon numerous assumptions as to future events. There can be no guarantee these estimates will prove accurate, and actual results could differ from those estimated if these assumptions are inaccurate. Risks associated with the Year 2000 include, but are not limited to, the following:

/bullet/ Business partners that experience Year 2000 issues may be unable to provide goods or services to the Company, including those suppliers providing goods and services sold by the Company. Disruption of other services, such as electrical utilities, could also negatively impact the Company's operations.

/bullet/ Packaged software vendors that provide inadequate solutions, corrections and testing.

/bullet/ Project delays for the technology applications currently under development could impact overall Year 2000 compliance efforts and associated costs.

/bullet/ Any internal applications, non-IT systems and IT infrastructure within the Company that have not been identified during the Inventory and Assessment phases of the Year 2000 project have the potential to cause a disruption in business. The Company has a high level of confidence that the vast majority of its systems have been identified and that risks associated with those systems have been identified.

CONTINGENCY PLANS

         The Company is preparing contingency plans to identify and determine how to handle its most reasonably likely worst case scenarios. While the Company believes it is pursuing the appropriate courses of action to ensure Year 2000 readiness, there can be no assurance that the objectives will be achieved internally or with business partners. Those areas will be addressed by contingency plans. These contingency plans will include the identification, acquisition and/or preparation of backup systems and processes in case of non-compliance. This is a full-scale initiative that includes both internal and external experts under the guidance of a Company-wide Executive Committee. Contingency plans will be based in part on an assessment of the magnitude and probability of potential risks, which will primarily focus on proactive steps to prevent Year 2000 failures from occurring, or if they do occur, minimizing their impact. Completion of contingency plans for all business critical and important systems, including worst case scenarios, is expected by the third quarter of 1999. Plans will continue to be refined throughout 1999 as additional information related to our exposure is identified.

         In addition to contingency plans, the Company is planning to perform internal and external audits of mission critical systems and processes to ensure ongoing compliance. Several critical applications currently considered to be compliant have been targeted for audits by the end of the second quarter of 1999.

ONGOING PLANS AND ACTIVITIES

         Based on its efforts and plans to date, the Company does not believe the Year 2000 issue will have a material effect on its financial condition. The Company is completing the correction and testing phases and continues to monitor the likelihood of successfully completing and addressing the full range of issues in a timely manner.

SEASONALITY AND QUARTERLY FLUCTUATIONS

         The results of the Company are subject to quarterly fluctuations caused primarily by the seasonal variations in the travel industry, especially the leisure travel segment. Seasonality also varies depending on the nature of the travel products and services. Net revenues and operating income of the outbound reporting segment are generally higher in the first and second quarters; net revenues and operating income of the cruise reporting segment are generally higher in the second and third quarters; and net revenues and operating income of the lodging segment are generally higher in the third and fourth quarters. The Company expects this seasonality and quarterly fluctuations to continue.

         The Company's quarterly results of operations may also be subject to fluctuations as a result of changes in the mix of services offered by the Company, fare wars by travel providers, net daily rates charged to travelers by hotels, changes in relationships with certain travel providers (including commission rates and programs), changes in the timing and payment of overrides by travel providers, extreme weather conditions or other factors affecting travel or the economy and the timing and cost of acquisitions.

         The following table represents summary data on a pro forma basis for each of the most recent quarterly periods:

                                            THREE MONTH PERIODS ENDED,
                  -------------------------------------------------------------------------------------------
                   MAR-97      JUN-97      SEP-97      DEC-97      MAR-98     JUN-98      SEP-98      DEC-98
                  -------     -------     -------     -------     -------     -------     -------     -------
Net revenue       $21,417     $29,833     $23,861     $18,718     $29,405     $39,393     $33,992     $32,306

Gross profit        8,554      13,038       9,277       6,559      13,086      18,852      14,619      14,646

Income from         3,621       6,781       2,853         948       4,262       9,215       5,371       4,171
   operations

Net income        $ 2,021     $ 3,992     $ 1,679     $   523     $ 2,514     $ 5,057     $ 3,168     $ 2,551
                  =======     =======     =======     =======     =======     =======     =======     =======
Pro forma         $  0.18     $  0.35     $  0.15     $  0.04     $  0.21     $  0.42     $  0.24     $  0.19
                  =======     =======     =======     =======     =======     =======     =======     =======
diluted
earnings per
share(1)

(1) Pro forma diluted earnings per share for each of the four quarters ended December 31, 1997 and 1998 do not reconcile to the annual pro forma diluted earnings per share for those years as a result of the impact of the varying average dilutive effect of stock options during each quarterly period compared to their dilutive effect calculated on an annual basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to the impact of interest rate changes and foreign currency fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rate and fluctuations in the value of foreign currencies using a variety of financial instruments.

         The Company has utilized derivative financial instruments to reduce financial market risks. The Company has managed its interest rate risk on its Credit Facility through use of interest rate swaps pursuant to which the Company exchanges its floating rate interest obligations for fixed rates for at least 50% of the outstanding borrowings. The fixing of the interest rates offsets the Company's exposure to the uncertainty of floating interest rates during the term of the Credit Facility and Term Loan.

         The Company has foreign currency denominated liabilities and reservation commitments to foreign travel providers. To mitigate potential adverse trends, the Company's operating strategy takes into account changes in exchange rates over time. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency denominated liabilities and commitments. The principal currencies hedged are Italian Lira, Duetsche Marks, British Pounds and French Francs.

         It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes; however, interest rate swaps entered into in connection with borrowings under the Credit Facility may remain outstanding if such borrowings are repaid, and in that instance are recorded at the prevailing market rate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA; INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       TRAVEL SERVICES INTERNATIONAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  PAGE
TRAVEL SERVICES INTERNATIONAL, INC.:
   Report of Independent Certified Public Accountants............................................ 38
   Consolidated Balance Sheets as of December 31, 1997 and 1998.................................. 39
   Consolidated Statements of Income for the Years Ended December 31, 1996, 1997 and 1998........ 40
   Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
      December 31, 1996, 1997 and 1998........................................................... 41
   Consolidated Statements of Cash Flows for the Years Ended December 31,
      1996, 1997 and 1998........................................................................ 42
   Notes to Consolidated Financial Statements.................................................... 43
   Schedule II - Valuation and Qualifying Accounts............................................... 61

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Travel Services International, Inc.:

         We have audited the accompanying consolidated balance sheets of Travel Services International, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travel Services International, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
  February 12, 1999 (except with respect to the matters discussed in Note 16, as to which the date is March 26, 1999).

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                                      -----------------------------
                                                                          1997             1998
                                                                      ------------     ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                           $  8,451,000     $ 26,084,000
  Accounts receivable, net                                               5,035,000       15,460,000
  Receivables and notes from affiliates and employees                      447,000          250,000
  Prepaid expenses                                                         899,000        3,380,000
  Prepaid income taxes                                                           -        2,920,000
  Deferred income taxes                                                    773,000          827,000
  Other current assets                                                     208,000        1,476,000
                                                                      ------------     ------------
     Total current assets                                               15,813,000       50,397,000

Property and equipment, net                                             11,469,000       22,504,000
Goodwill, net                                                           41,701,000      105,773,000
Notes receivables from employees                                           448,000          410,000
Other assets                                                               735,000        1,045,000
                                                                      ------------     ------------
     Total assets                                                     $ 70,166,000     $180,129,000
                                                                      ============     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

  Current portion of long-term debt                                   $    433,000     $    257,000
  Due to affiliates                                                        478,000                -
  Trade payables and accrued expenses                                   13,696,000       27,412,000
                                                                      ------------     ------------
     Total current liabilities                                          14,607,000       27,669,000

Long-term debt, net of current portion                                   4,140,000        2,888,000
Deferred income taxes                                                            -        3,774,000
Other long-term liabilities                                                162,000          501,000
                                                                      ------------     ------------
     Total liabilities                                                  18,909,000       34,832,000
                                                                      ------------     ------------
Commitments and contingencies (Note 15)

Stockholders' Equity:
  Preferred stock, $0.01 par value;  1,000,000 shares authorized;
    none outstanding                                                             -                -
Common stock, $0.01 par value;  50,000,000 shares authorized;
  10,812,055 and 13,376,969 shares outstanding, respectively               108,000          134,000
  Additional paid-in capital                                            48,028,000      129,623,000
  Retained earnings                                                      3,121,000       15,540,000
                                                                      ------------     ------------
     Total stockholders' equity                                         51,257,000      145,297,000
                                                                      ------------     ------------
     Total liabilities and stockholders' equity                       $ 70,166,000     $180,129,000
                                                                      ============     ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                        YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------
                                                            1996               1997                1998
                                                        -------------      -------------      -------------
Net revenues                                            $  37,654,000      $  62,813,000      $ 129,855,000
Operating expenses                                         25,305,000         38,810,000         70,920,000
                                                        -------------      -------------      -------------
     Gross profit                                          12,349,000         24,003,000         58,935,000
General and administrative expenses                        11,824,000         19,209,000         34,550,000
Goodwill amortization                                               -            513,000          2,628,000
                                                        -------------      -------------      -------------
     Income from operations                                   525,000          4,281,000         21,757,000
                                                        -------------      -------------      -------------
Other income (expense):
Interest income                                               130,000            370,000          1,204,000
Interest expense                                             (327,000)          (438,000)        (1,381,000)
Other, net                                                    (12,000)            38,000            149,000
                                                        -------------      -------------      -------------
     Total other income (expense)                            (209,000)           (30,000)           (28,000)
                                                        -------------      -------------      -------------
     Income before provision for income taxes                 316,000          4,251,000         21,729,000
Provision for income taxes                                    173,000            770,000          9,310,000
                                                        -------------      -------------      -------------
     Net income                                         $     143,000      $   3,481,000      $  12,419,000
                                                        =============      =============      =============
HISTORICAL:
Basic earnings per share                                $        0.05      $        0.54      $        1.03
                                                        =============      =============      =============
Diluted earnings per share                              $        0.05      $        0.53      $        0.99
                                                        =============      =============      =============
Weighted average shares outstanding in
     computing basic earnings per share                     3,080,678          6,394,843         12,075,044
                                                        =============      =============      =============
Weighted average shares outstanding in
     computing diluted earnings per share                   3,080,678          6,533,769         12,516,195
                                                        =============      =============      =============
PRO FORMA (NOTE 4):
Diluted pro forma earnings per share                    $        0.41      $        0.71      $        1.04
                                                        =============      =============      =============
Weighted average shares outstanding in
     computing diluted pro forma earnings per share        10,779,070         11,506,499         12,806,300
                                                        =============      =============      =============

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                   Common            Common      Additional Paid-     Retained
                                                   Shares            Stock          In Capital        Earnings           Total
                                                -------------    -------------    -------------     -------------     -------------
Balances as of December 31, 1995                    3,080,678    $      31,000    $     475,000     $      77,000     $     583,000

Net income                                                  -                -                -           143,000           143,000

Distributions                                               -                -                -          (111,000)         (111,000)
                                                -------------    -------------    -------------     -------------     -------------
Balances as of December 31, 1996                    3,080,678           31,000          475,000           109,000           615,000

Net income                                                  -                -                -         3,481,000         3,481,000

Distributions                                               -                -       (1,904,000)         (469,000)       (2,373,000)

Initial Public Offering and Combinations,
     net of offering costs                          7,698,392           77,000       49,447,000                 -        49,524,000

Acquisition of Trax Software                           32,985                -                -                 -                 -

Amortization of unearned compensation                       -                -           10,000                 -            10,000
                                                -------------    -------------    -------------     -------------     -------------
Balances as of December 31, 1997                   10,812,055          108,000       48,028,000         3,121,000        51,257,000

Net income                                                  -                -                -        12,419,000        12,419,000

Secondary Offering, net of offering costs           2,025,000           20,000       65,603,000                 -        65,623,000

Purchase Acquisitions                                 508,295            5,000       15,519,000                 -        15,524,000

Options Exercised                                      31,619            1,000          442,000                 -           443,000

Amortization of unearned compensation                       -                -           31,000                 -            31,000
                                                -------------    -------------    -------------     -------------     -------------
Balances as of December 31, 1998                   13,376,969    $     134,000    $ 129,623,000     $  15,540,000     $ 145,297,000
                                                =============    =============    =============     =============     =============

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       TRAVEL SERVICES INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------------------------
                                                                                    1996               1997                 1998
                                                                                 ------------       ------------       ------------
Cash flows from operating activities:
      Net income                                                                 $    143,000       $  3,481,000       $ 12,419,000
      Adjustments to reconcile net income to net
      cash provided by operating activities:
           Depreciation and amortization                                              809,000          1,759,000          4,905,000
           Amortization of unearned compensation                                            -             10,000             31,000
           Interest rate swap                                                               -                  -            280,000
           Deferred tax provision (benefit)                                                 -           (773,000)         1,880,000
           Changes in operating assets and liabilities:
                Accounts receivable                                                  (388,000)        (1,063,000)        (6,540,000)
                Receivables and notes from affiliates and employees                  (202,000)          (118,000)          (164,000)
                Prepaid taxes and expenses                                           (429,000)           (18,000)        (4,776,000)
                Other current assets                                                  (40,000)           548,000         (1,545,000)
                Trade payables and accrued expenses                                   290,000           (592,000)         8,265,000
                                                                                 ------------       ------------       ------------
            Net cash provided by operating activities                                 183,000          3,234,000         14,755,000
                                                                                 ------------       ------------       ------------
 Cash flows from investing activities:
      Capital expenditures                                                         (3,067,000)        (3,037,000)       (11,062,000)
      Disposal of property and equipment                                                    -                  -            140,000
      Proceeds from sale of property and equipment                                     74,000             54,000                  -
      Cash paid for acquisitions, net of cash acquired                                      -        (18,208,000)       (50,571,000)
                                                                                 ------------       ------------       ------------
            Net cash used in investing activities                                  (2,993,000)       (21,191,000)       (61,493,000)
                                                                                 ------------       ------------       ------------
 Cash flows from financing activities:
      Proceeds from long-term debt and lines of credit                              4,104,000            991,000         30,700,000
      Payments on long-term debt and lines of credit                               (1,133,000)        (3,731,000)       (32,385,000)
      Net proceeds from stock offering                                                      -         33,219,000         65,623,000
      Net proceeds options exercised                                                        -                  -            433,000
      Consideration paid to former stockholder of accounting acquiror                       -         (5,000,000)                 -
      Distributions to stockholders                                                  (111,000)          (179,000)                 -
                                                                                 ------------       ------------       ------------
            Net cash provided by financing activities                               2,860,000         25,300,000         64,371,000
                                                                                 ------------       ------------       ------------
 Net increase in cash and cash equivalents                                             50,000          7,343,000         17,633,000

 Cash and cash equivalents, beginning of year                                       1,058,000          1,108,000          8,451,000
                                                                                 ------------       ------------       ------------
 Cash and cash equivalents, end of year                                          $  1,108,000       $  8,451,000       $ 26,084,000
                                                                                 ============       ============       ============
 Supplemental cash flow information:
      Cash paid for interest                                                     $    302,000       $    428,000       $  1,265,000
                                                                                 ============       ============       ============
 Supplemental disclosure of non-cash financing and
   investing activities:

      Receivable from stockholder exchanged for
        non-operating assets                                                     $  2,120,000       $          -       $          -
                                                                                 ============       ============       ============
      Assets distributed to stockholders                                         $          -       $  2,194,000       $          -
                                                                                 ============       ============       ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION:

Travel Services International, Inc. (the "Company") and subsidiaries provide specialized distribution of leisure travel products and services. The Company was founded in Delaware in April 1996. On July 28, 1997, the Company consummated its initial public offering of common stock and acquired five specialized distributors of travel services (the "Founding Companies") in separate combination transactions accounted for using the purchase method of accounting (the "Combinations"). Effective December 31, 1998, the Company changed its state of incorporation from Delaware to Florida.

Auto Europe, one of the Founding Companies, was designated as the "accounting acquiror" for financial statement presentation purposes in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 97, which states that the combining company which receives the largest portion of voting rights in the combined corporation is presumed to be the acquirer for accounting purposes. Accordingly, the historical financial statements for each year presented represent those of Auto Europe and companies acquired in 1997 and 1998 under transactions accounted for using the pooling of interests method of accounting (the "Pooling Acquisitions") , as well as balances and transactions of the Company and four other Founding Companies since July 28, 1998 and other companies acquired and accounted for using the purchase method of accounting subsequent to the date of acquisition.

Refer to Note (4) for information regarding pro forma operating results and pro forma diluted earnings per share, which give effect to results of the Company combined with all Founding Companies as if the initial public offering and the Combinations had occurred at the beginning of each respective year and as if another significant acquisition accounted for under the purchase method of accounting, Lexington Services Associates, Ltd. ("Lexington"), had occurred on January 1, 1997.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

The Company's revenue is derived primarily from selling travel products, including cruise vacations, airline tickets and European auto rentals, by providing electronic hotel reservation services to independent hotels and by providing various programs and services to independent travel agencies. Revenues primarily consist of commissions and markups on travel products sold and fees for services including processing and delivering tickets, franchisee support, hotel reservations, after hours travel reservation services and hotel guide publication.

The Company records net revenues when earned as follows: for cruise bookings when the customer is no longer entitled to a full refund of the cost of the cruise, which is generally 45 to 90 days prior to the cruise departure date, for airline tickets and car rentals at the time a reservation is booked and ticketed, for hotel reservation services at the time the traveler checks out of the hotel and for other services when the service is provided. The Company recognizes revenues from franchise fees when the Company has fulfilled all contractual obligations required by the agreements signed with the franchisees. The Company defers franchise renewal fees and amortizes those fees to revenues over the applicable one-year period.

The Company provides allowances for cancellations, reservation changes, "no-shows" and currency exchange guarantees based on historical experience. The allowances provided as reduction of net revenues are not material in the three years ended December 31, 1998. However, actual cancellations and reservation changes could vary significantly based upon changes in economic and political conditions that may impact leisure travel patterns. The Company has also recorded an allowance for doubtful accounts receivable totaling $141,000 and $1,443,000 at December 31, 1997 and 1998, respectively.

USE OF ESTIMATES IN PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS

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

Significant accounting estimates include allowances for doubtful accounts receivable, cancellations, reservation changes, "no shows" and currency exchange guarantees.

SEGMENTS OF AN ENTERPRISE

The Company has adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements and establishes standards for related disclosures about product and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments include cruise, outbound, lodging and other. Refer to Note (5) for information and disclosures regarding reporting segments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 1997 and 1998 include interest bearing demand deposits and highly liquid investments of $7,485,000 and $24,878,000, respectively. Cash and cash equivalents at December 31, 1998 included restricted funds of $1,065,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, receivables, trade payables, and debt are reflected in the accompanying consolidated financial statements at cost, which approximates fair value. All long-term receivable and debt obligations bear interest.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used by the Company principally in the management of its interest rate and foreign currency exposure.

Interest rate derivative financial instruments are required under the Company's Credit Facility, to secure an interest rate hedge on fifty percent of the outstanding principal amount borrowed under the Credit Facility and one hundred percent of the outstanding balance on the Term Loan. Any such contracts not matched against a specific outstanding liability are recorded at the prevailing market rate.

Foreign currency forward purchase contracts are entered into to hedge substantially all of its foreign currency denominated liabilities and reservation commitments to foreign travel providers. The hedging minimizes the impact of foreign exchange rate movements on the Company's operating results because gains and losses on these contracts generally offset losses and gains on the liabilities being hedged. At December 31, 1997 and 1998, the Company had outstanding forward purchase contracts of $5.4 million and $2.1 million, respectively. The average maturity of these purchase contracts was 54 days. The risk of loss on liabilities not hedged is not considered significant.

CAPITALIZED SOFTWARE COSTS

Pursuant to American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", once the preliminary project stage has been completed, the Company capitalizes certain direct costs related to strategic systems development projects during the application development stage. Software development costs incurred during the preliminary project stage are charged to expense as incurred.

Capitalized software development costs are reported at the lower of unamortized costs or net realizable value and are included as a component of property and equipment. Once the software reaches the stage for its intended general use for each significant release of each software applications, applicable costs are amortized based on the straight-line method over the estimated useful life. Accumulated amortization at December 31, 1998 was $74,000.

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

INTANGIBLE ASSETS AND AMORTIZATION

The Combinations and certain other acquisitions were accounted for using the purchase method of accounting. The cost of the acquisition is first allocated to all identifiable assets acquired and to the liabilities assumed, at their estimated fair values at the date of acquisition. The excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed is recorded as goodwill.

In most cases, because of the nature of the operations of the business acquired, including its customers base, and because of the short-term duration of the businesses' contracts, intangible assets such as customer lists, distribution agreements, employee workforce, computer systems, franchisee agreements and trademarks are not separately identified for allocation of acquisition costs.

At the time of an acquisition accounted for using the purchase method of accounting, allocations of purchase price are initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities become available, normally within one year of the date of the acquisition. Additional information necessary for certain acquisitions may include final determinations of such matters as the amount of income taxes reimbursable to sellers, the amount of contingent consideration related to the acquisition, and total legal and accounting costs associated with the acquisitions. The Company does not believe there will be any material change to allocations of purchase prices as of December 31, 1998.

Goodwill is being amortized on a straight-line basis generally over 35 years (5 years for goodwill related to an acquired software development business), representing the approximate useful life of acquired intangible assets. Accumulated amortization totals $514,000 and $3,141,000 at December 31, 1997 and 1998, respectively. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed", subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining net book value may warrant revision or may not be recoverable. If factors indicate that the net book value of any acquisitions should be evaluated for possible impairment, the Company in measuring whether such cost is recoverable will use an estimate of the acquired business's undiscounted operating income in excess of net assets of the acquired businesses.

Included in other assets are capitalized costs associated with the new trade name and logo for The Travel Company, which commencing in late 1998 is the trade name used by the Company and a majority of the companies in the cruise reporting segment. These costs, which totaled $365,000 at December 31, 1998, are carried at cost less accumulated amortization, which is calculated on a straight-line basis over 15 years, the estimated useful live of the asset.

INCOME TAXES

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires adoption of a fair value method of accounting for stock-based compensation plans for non-employees and permits continuation of accounting using the intrinsic value based method under Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock-issued to Employees", for stock options granted to employees.

The Company has chosen to account for stock options issued to employees using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for these stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Pro forma net income and earnings per share amounts are presented in Note (12) as if the fair value method had been adopted.

COMPREHENSIVE INCOME

The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. For all periods presented, there were no differences between reported net income and comprehensive income.

EARNINGS PER SHARE

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding (all related to outstanding stock options discussed in Note (12).

A reconciliation of shares used in the calculation of basic and diluted earnings per share for 1997 and 1998 is as follows:
                                                        1997              1998
                                                    ----------        ----------
Basic common shares outstanding                      6,394,843        12,075,044

Dilutive effective of options                          138,926           441,151
                                                    ----------        ----------

Dilutive common shares outstanding                   6,533,769        12,516,195
                                                    ==========        ==========

Options totaling 270,472 were not included as the inclusion would have been anti-dilutive. Diluted pro forma earnings per share is also presented to give effect to the initial public offering and the Combinations as discussed in Notes
(4), (11) and (12).

NEW ACCOUNTING STANDARDS

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management believes the impact of adopting this statement in 1999 will not have a material effect upon the Company's results of operations or financial position.

(3)      ACQUISITIONS:

As a result of the Combinations which were consummated on July 28, 1997, the Company acquired the outstanding capital stock of the Cruises, Inc. ("Cruises Inc.") and D-FW Tours, Inc. and D-FW Travel Arrangements, Inc. (collectively, "D-FW Tours"), and acquired substantially all of the assets of Auto Europe, Inc. (Maine) ("Auto Europe"), Cruises Only, Inc. ("Cruises Only") and 800-Ideas, Inc. ("Travel 800"), each a Founding Company. The consideration for the Combinations consisted of cash of $29.1 million (including $5 million paid to the former stockholder of Auto Europe, the accounting acquirer, and working capital adjustments and estimated reimbursements to stockholders of three of the Founding Companies that had elected S Corporation status under the Internal Revenue Code for certain taxes that will be incurred by them in connection with the Combinations) and 3,422,225 shares of common stock.

Since November, 1997, the Company has acquired eight operating companies under transactions accounted for using the pooling of interests method of accounting, (collectively, the "Pooling Acquisitions"). Accordingly, the consolidated financial statements for the periods presented have been restated to include the Pooling Acquisitions. On November 19, 1997, the Company acquired all of the outstanding capital stock of CruiseOne, Inc., Cruise World, Inc., and The Anthony Dean Corporation (d/b/a Cruise Fairs of America). The aggregate consideration paid was 880,196 shares of common stock. On November 21, 1997, the Company acquired all of the outstanding capital stock of Ship `N' Shore Cruises, Inc., Cruise Time, Inc., SNS Coachline, Inc., Cruise Mart, Inc. and SNS Travel Marketing, Inc. The aggregate consideration paid was 471,508 shares of common stock.

On March 31, 1998, the Company acquired all of the outstanding capital stock of CruiseMasters, Inc. The aggregate consideration paid was 152,835 shares of common stock. On May 21, 1998, the Company acquired all of the outstanding capital stock of Landry & Kling, Inc. The aggregate consideration was 163,078 shares of common stock. On May 31, 1998, the Company acquired all of the outstanding capital stock of The Travel Company, Inc. The aggregate consideration paid was 179,727 shares of common stock. On August 31, 1998, the Company acquired all of the outstanding capital stock of Cruise Outlets of the Carolinas, Inc. The aggregate consideration paid was 150,000 shares of common stock.

Aggregate net revenues and income before provision for income taxes generated by the Pooling Acquisitions prior to the date of acquisition and included in the accompanying consolidated statements of income were as follows:

                                                1996           1997           1998
                                            -----------    -----------    -----------
Net revenues                                $11,933,000    $18,483,000    $ 2,983,000
                                            ===========    ===========    ===========

Income before provision for income taxes    $   276,000    $ 1,125,000    $   949,000
                                            ===========    ===========    ===========

Since December 1997, in addition to the Combinations, the Company has acquired one software development company and nine operating companies under transactions accounted for using the purchase method of accounting, as described below. Accordingly, the financial results of these operating companies have been included in the accompanying consolidated financial statements from the date of acquisition. Except for Lexington, the historical operations of these operating companies are not individually significant when compared to the historical operations of the Company.

On December 2, 1997, the Company acquired all of the outstanding capital stock of Trax Software, Inc. ("Trax"). The aggregate consideration paid was 32,985 shares of common stock. Trax developed software products designed for specialized distributors of leisure travel services. This software is the foundation of the booking functionality of the Company's air reservations system under development.

On January 20, 1998, the Company acquired substantially all of the assets and assumption of substantially all of the liabilities of Diplomat Tours, Inc. and International Airline Consolidators (collectively, "Diplomat"). The aggregate consideration paid for was 21,821 shares of common stock and $2.0 million in cash. Diplomat is a specialized distributor of international airline reservations and had net revenues of approximately $2.0 million in 1998.

On February 9, 1998, the Company acquired all of the outstanding capital stock of Gold Coast Travel Agency Corporation, Inc. ("Gold Coast"). The aggregate consideration paid was 163,755 shares of common stock and $7.25 million in cash, including $1 million of contingent consideration paid in February 1999. Gold Coast is a specialized distributor of cruise reservations and had net revenues of approximately $7.7 million in 1998.

Effective April 1, 1998, the Company acquired all of the outstanding capital stock of The Cruise Line, Inc. ("Cruise Line Inc.") from another corporation. The aggregate consideration paid was $12.5 million in cash. Cruise Line Inc. is a specialized distributor of cruise reservations and had net revenues of approximately $7.3 million in 1998.

Effective June 1, 1998, the Company acquired all of the outstanding partnership interests of Lexington. The aggregate consideration paid was 283,990 shares of common stock and $24.0 million in cash, including $4.0 million of contingent consideration paid in August 1998. Lexington is an electronic hotel reservation services company and had 1998 net revenues of approximately $13.5 million. The historical operations of Lexington are significant when compared to the historical operations of the Company and, accordingly, net revenues and income before taxes generated by the Lexington prior to the date of acquisition are included in the accompanying pro forma statements of net income as described in Note (4).

Effective July 1, 1998, the Company acquired substantially all of the assets of ABC Corporate Services ("ABC") from another corporation. The aggregate consideration paid was $4.25 million in cash. ABC had net revenues of approximately $6.1 million in 1998. ABC is a leading provider of services to independent travel agencies, including the publication of a hotel guide and after-hours travel services for certain travel agencies' corporate accounts.

On August 7, 1998, the Company acquired all of the outstanding capital stock of 1-800-CRUISES, Inc. and Jubilee Enterprises, Inc. (collectively "1-800-CRUISES"). The aggregate consideration paid consisted of 36,546 shares of common stock and $500,000 in cash. Among the assets acquired were toll-free telephone numbers 1-800-CRUISES and 1-800-CRUISING and the website address, www.1-800-CRUISES.com. In addition, the entities operate a small cruise reservation call center and had net revenues of approximately $327,000 in 1998.

Effective February 1, 1999, the Company acquired all of the outstanding capital stock of AHI International Corporation ("AHI"). AHI develops, markets and sells packaged European vacations to individuals that are members of over 200 university and college alumni associations. AHI is also a longstanding provider of alumni tour packages to college bowl games. The aggregate consideration paid was 145,400 shares of common stock and $24.0 million in cash. The acquisition will be accounted for using the purchase method of accounting. AHI had net revenues of approximately $15.8 million in 1998. The historical operations of AHI are significant when compared to the historical operations of the Company and, accordingly, net revenues and income before taxes generated by AHI prior to the date of acquisition will be included in the pro forma statements of net income to be prepared in 1999.

Effective February 1, 1999, the Company acquired all of the outstanding capital stock of Lifestyle Vacation Incentives, Inc. and All Seasons Smart Traveler, Inc., an affiliated company (collectively, "LVI"). LVI's proprietary travel incentive programs provide structured discounts to consumers for various forms of leisure travel, including airline tickets, cruise vacations, rental cars, hotel rooms and vacation packages. In addition to marketing through businesses and other organizations, LVI markets cruises over the Internet through its website, www.cruises.com. The aggregate consideration paid was 248,600 shares of common stock and $6.25 million in cash. Additional purchase consideration not to exceed $3.0 million may be paid based upon financial performance for the year ended December 31, 1999. The acquisition will be accounted for using the purchase method of accounting. The historical operations of LVI when compared to the historical operations of the Company are not significant.

(4)  PRO FORMA RESULTS AND EARNINGS PER SHARE:

Pro forma operating results and pro forma diluted earnings per share presented below for the Company give effect to results of the Company combined with the Founding Companies as if the initial public offering and the Combinations had occurred at the beginning of each respective year, and as if the acquisition of Lexington had occurred on January 1, 1997, along with certain adjustments associated with the Combinations, Lexington and the Pooling Acquisitions.

The pro forma results include the effects of: (i) the Combinations and Lexington; (ii) amortization of goodwill resulting from the Combinations and Lexington; (iii) certain adjustments to salaries, bonuses, and management fees and benefits to former owners and key management of the Founding Companies, Lexington and the Pooling Acquisitions, to which such persons have agreed prospectively ("Compensation Differential"); (iv) reversal of acquisition costs associated with Pooling Acquisitions; and (v) provision for income taxes as if pro forma income was subject to corporate federal and state income taxes during the periods.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Founding Companies and Lexington been under common control prior to the Combinations and the acquisition of Lexington, or which may result in the future.

Pro forma operating results and diluted pro forma earnings per share follow:

                                                    1996             1997               1998
                                               -------------     -------------      ------------
Net revenues                                   $  63,950,000     $  93,829,000     $ 135,096,000
                                               =============     =============     =============
Income before taxes - historical               $     316,000     $   4,251,000     $  21,729,000

Income of Founding Companies and
      Lexington, prior to acquisition dates        2,565,000         5,276,000           151,000
                                               -------------     -------------      ------------
      Pro forma income, before adjustments         2,881,000         9,527,000        21,880,000

      Compensation Differential                    5,965,000         5,406,000         1,334,000
      Acquisition costs                                    -           748,000            33,000
      Goodwill amortization                       (1,234,000)       (1,517,000)         (333,000)
                                               -------------     -------------      ------------
             Pro forma income before taxes         7,612,000        14,164,000        22,914,000

Pro forma provision for income taxes               3,197,000         5,949,000         9,624,000
                                               -------------     -------------      ------------
            Pro forma net income               $   4,415,000     $   8,215,000     $  13,290,000
                                               =============     =============     =============
Diluted pro forma earnings per share           $        0.41              0.71     $        1.04
                                               =============     =============     =============
Weighted average shares used outstanding          10,779,070        11,506,499        12,806,300
                                               =============     =============     =============

(5)  REPORTING SEGMENTS:

The Company's reporting operating segments are cruise, outbound, lodging and other. The cruise segment is comprised of operating companies distributing cruises through call centers, home-based agents and the Internet, directly to consumers in the United States. The outbound segment is comprised of operating companies distributing European auto rentals, international airline tickets and international vacation packages through travel agencies and directly to consumers, primarily in the United States. The lodging segment is comprised of operating companies providing electronic hotel reservation services to independent hotels and other specialized hotel programs and services to travel agencies, primarily in the United States. The other segment is comprised of an operating company providing domestic airline tickets through a call center directly to consumers in the United States, and an operating company providing incentive cruise programs to corporations in the United States.

The accounting policies of the reporting operating segments are the same as those described in the summary of significant accounting policies, except for goodwill amortization and software amortization and support expenses which are recorded at the corporate level and which are not allocated to reporting operating segments. This is consistent with the basis and manner in which the Company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Company evaluates performance based on aggregated reporting operating segment income before taxes and excluding goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and other expenses controlled by and recorded at corporate headquarters.

Revenues are attributed to geographic areas based on the location of the assets producing the revenues. The Company does not currently have any material portion of its assets or operations outside the United States.

Historical financial results for reporting operating segments, including a reconciliation of the totals reported to the applicable line items in the consolidated financial statements, are as follows (in thousands):

                                                                                       ADJUSTING
                                                                                        AND REC.
1998                                CRUISE      OUTBOUND      LODGING       OTHER      ITEMS (1)      TOTAL
---                                ---------    ---------    ---------    ---------    ---------     ---------
Net revenues                       $  58,673    $  45,560    $  12,431    $  13,191           $-     $ 129,855
Operating expenses                    26,796       29,122        6,476        8,526            -        70,920
                                   ---------    ---------    ---------    ---------    ---------     ---------
Gross profit                          31,877       16,438        5,955        4,665            -        58,935
General and administrative            13,385        4,660        2,475        2,847        8,905        32,272
     expenses

Depreciation expense                     883          815          151          133          296         2,278
Goodwill amortization                      -            1            -            -        2,627         2,628
                                   ---------    ---------    ---------    ---------    ---------     ---------
     Income from operations           17,609       10,962        3,329        1,685      (11,828)       21,757

Other income (expense), net              325          494           31          158       (1,036)          (28)
                                   ---------    ---------    ---------    ---------    ---------     ---------
     Income before income taxes       17,934       11,456        3,360        1,843      (12,864)       21,729

Provision for income taxes                 -            -            -            -        9,310         9,310
                                   =========    =========    =========    =========    =========     =========
     Net income                    $  17,934    $  11,456    $   3,360    $   1,843    $ (22,174)    $  12,419
                                   =========    =========    =========    =========    =========     =========
Total assets                       $  26,630    $   9,522    $   7,529    $   5,963    $ 130,485     $ 180,129
                                   =========    =========    =========    =========    =========     =========

                                                                               ADJUSTING
                                                                                AND REC.
1997                                CRUISE      OUTBOUND  LODGING   OTHER       ITEMS (1)      TOTAL
----                               --------     --------  -------- --------    --------     --------
Net revenues                       $ 23,537     $ 34,450     $-    $  4,826          $-     $ 62,813
Operating expenses                   11,690       24,437      -       2,683           -       38,810
                                   --------     --------     --    --------    --------     --------
Gross profit                         11,847       10,013      -       2,143           -       24,003
General and administrative            7,366        6,618      -       1,719       2,259       17,962
     expenses

Depreciation expense                    386          764      -          83          14        1,247
Goodwill amortization                     -            -      -           -         513          513
                                   --------     --------     --    --------    --------     --------
     Income from operations           4,095        2,631      -         341      (2,786)       4,281

Other income (expense), net             (28)        (139)     -          57          80          (30)
                                   --------     --------     --    --------    --------     --------
     Income before income taxes       4,067        2,492      -         398      (2,706)       4,251

Provision for income taxes                -            -      -           -         770          770
                                   --------     --------     --    --------    ---------    --------
     Net income                    $  4,067     $  2,492     $-    $    398    $ (3,476)    $  3,481
                                   ========     ========     ==    ========    ========     ========


Total assets                       $ 13,735     $  6,997     $-    $  2,568    $ 46,866     $ 70,166
                                   ========     ========     ==    ========    ========     ========

                                                                            ADJUSTING
                                                                            AND REC.
1996                                CRUISE     OUTBOUND     LODGING  OTHER  ITEMS(1)   TOTAL
                                   --------    --------     ------   -----  -----    --------
Net revenues                       $ 11,933    $ 25,721     $-        $-    $-       $ 37,654
Operating expenses                    6,498      18,807          -     -        -      25,305
                                   --------    --------     ------    --    -----    --------
Gross profit                          5,435       6,914          -     -        -      12,349
General and administrative            4,725       6,290          -     -        -      11,015
     expenses

Depreciation expense                    165         644          -     -        -         809
Goodwill amortization                     -           -          -     -        -           -
                                   --------    --------     ------    --    -----    --------
     Income from operations             545         (20)         -     -        -         525

Other income (expense), net              12        (221)         -     -        -        (209)
                                   --------    --------     ------    --    -----    --------
     Income before income taxes         557        (241)         -     -        -         316

Provision for income taxes                -           -          -     -      173         173
                                   --------    --------     -----     --    -----    --------
     Net income                    $    557    $   (241)    $-        $-    $(173)   $    143
                                   ========    ========     ======    ==    =====    ========
Total assets                       $  5,355    $  6,778     $1,090    $0    $   0    $ 13,223
                                   ========    ========     ======    ==    =====    ========

(1) Adjusting and reconciling items includes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and other expenses controlled and recorded at corporate headquarters. On a consolidated basis, inter-segment sales were immaterial.

(6)  CONCENTRATIONS OF RISK:

TRAVEL SERVICE PROVIDERS

Within the cruise segment, the Company markets and provides reservation services for a variety of cruise lines. Six cruise lines each represented greater than 10% of cruise segment net revenues and represented in the aggregate approximately 70%, 74% and 85%, respectively, of the Company's cruise net revenues in 1996, 1997 and 1998.

Within the outbound segment, the Company markets and provides reservation services for rental car companies located in various European countries. Two auto rental travel providers each represented greater than 10% of outbound segment net revenues and represented in the aggregate approximately 80%, 87% and 84%, respectively, of the Company's net revenues from European auto rentals in 1996, 1997 and 1998.

Within the other segment, the Company sells domestic airline tickets. Three airlines each represented greater than 10% of the other segment's net revenues and represented in the aggregate approximately 63% and 51%, respectively, of the Company's net revenues from domestic airline tickets in 1997 and 1998.

GEOGRAPHICAL

The table below provides information on the percentage of the Company's total auto rentals occurring in significant geographical regions for the three years ended December 31, 1998:

                                 1996                1997             1998
                                 ----                ----             ----
             Germany              19%                 18%              18%
             United Kingdom       19%                 20%              19%
             France               17%                 17%              16%
             Italy                14%                 13%              13%

(7)PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:
                                                        DECEMBER 31,
                               USEFUL LIFE -----------------------------
                                IN YEARS       1997             1998
                                -------    ------------     ------------
Land                                -      $    835,000     $    835,000
Buildings                         27-40       4,904,000        4,933,000
Vehicles                           5-10       1,321,000        1,372,000
Furniture and fixtures             5-7        1,156,000        2,227,000
Computers and equipment            3-5        5,868,000       10,920,000
Capitalized software                5           185,000        6,853,000
Leasehold improvements             5-8          132,000          854,000
                                           ------------     ------------
                                           $ 14,401,000     $ 27,994,000
Less: Accumulated depreciation
          and amortization                   (2,932,000)      (5,490,000)
                                           ------------     ------------
                                           $ 11,469,000     $ 22,504,000
                                           ============     ============

(8)  TRADE PAYABLES AND ACCRUED EXPENSES:

Trade payables and accrued expenses consist of the following:

                                                                                                     December 31,
                                                                                             ----------------------------
                                                                                                 1997           1998
                                                                                             ------------    ------------


Due to travel providers and customers                                                        $  6,074,000    $ 12,520,000
Accrued compensation                                                                            2,534,000       2,826,000
Due to travel agents                                                                              904,000       1,465,000
Contingent  purchase consideration                                                                      -       1,044,000
Unearned revenue                                                                                  228,000         751,000
Allowance for cancellations and refunds                                                           404,000         541,000
Other                                                                                           3,552,000       8,265,000
                                                                                             ------------    ------------
                                                                                             $ 13,696,000    $ 27,412,000
                                                                                             ============    ============
(9)  LONG-TERM DEBT:

Long-term debt consists of the following:
                                                                                                     December 31,
                                                                                             ----------------------------
                                                                                                 1997           1998
                                                                                             ------------    ------------
Borrowings under NationsBank Credit Facility                                                  $         -    $          -

Mortgage note payable to NationsBank, bearing interest based on Eurodollar rate plus a margin, payable in monthly payments of $12,000 plus interest through
     September 2000 and a balloon payment in October 2000.  Secured by certain real estate              -       2,007,000

Mortgage note payable to Key Bank, bearing interest at prime plus 1%, payable in monthly principal installments of $7,000 plus accrued interest, matures in
     August 2002. Secured by certain real estate                                                1,139,000       1,063,000

Mortgage payable to Barnett Bank, bearing interest at 7.2%, repaid in 1998                      1,916,000               -

Notes payable to Barnett Bank, bearing interest at 7.2%, repaid in 1998                         1,316,000               -

Other notes payable                                                                               202,000          75,000
                                                                                             ------------    ------------
     Total long-term debt                                                                       4,573,000       3,145,000

     Less-current portion                                                                        (433,000)       (257,000)
                                                                                             ------------    ------------
     Long-term debt, net of current portion                                                  $  4,140,000    $  2,888,000
                                                                                             ============    ============

The Company has a credit facility agreement with NationsBank, N.A. ("NationsBank") with respect to a $30 million revolving line of credit (the "Credit Facility") and a term loan facility of $2.1 million (the "Term Loan"). Borrowings under the Credit Facility and Term Loan are due October 15, 2000 and October 5, 2000, respectively. The Credit Facility may be used for letters of credit not to exceed $3 million in the aggregate, for capital expenditures (including but not limited to investments in technology) and for general corporate purposes not to exceed $5 million in the aggregate and for acquisitions. In February 1999, the Company borrowed $24.0 million to finance an acquisition. As of December 31, 1998, there were no outstanding borrowings under the Credit Facility. All amounts repaid may be reborrowed. Interest on outstanding balances of the Credit Facility and Term Loan are computed based on the Eurodollar Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios. During 1998, the margin was 1.25%.

The Credit Facility requires the Company to secure an interest rate hedge on fifty percent of the outstanding principal amount borrowed under the Credit Facility and one hundred percent of the outstanding balance on the Term Loan. As of December 31, 1998, the Company entered into interest rate swap hedge agreements totaling $16.4 million maturing in October 2000, of which $14.3 million related to the Credit Facility. These interest rate swap hedge agreements were not liquidated when related borrowings under the Credit Facility were repaid during 1998 and an unrealized loss related to the agreements of approximately $280,000 was accrued at December 31, 1998.

The Credit Facility is secured by substantially all the assets of the Company and requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. At December 31, 1998, the Company was in compliance with the loan covenants or obtained waivers for any instances of non-compliance.

On March 30, 1998, $3 million previously pledged to Barnett Bank was released in exchange for a guarantee by the Company of outstanding debt of one of the Founding Companies. Such debt, totaling $3,141,241, was repaid on April 28, 1998, including $1,901,838 which was refinanced using the proceeds of the Term Loan.

At December 31, 1998, maturities of long-term debt were as follows:

      1999                          $  257,000
      2000                           1,985,000
      2001                              91,000
      2002                              83,000
      2003                              83,000
      Thereafter                       646,000
                                    ----------
                                    $3,145,000
                                    ==========
Refer to Note (16) for information regarding certain subsequent events related to the Credit Facility.

(10)  INCOME TAXES:

Prior to July 28, 1997, Auto Europe, the accounting acquiror, had elected S Corporation status as defined by the Internal Revenue Code and was not subject to taxation for federal purposes. Upon the consummation of the Combinations, Auto Europe adopted SFAS No. 109 and recorded a deferred tax asset and a corresponding reduction of income tax expense of $543,000, representing the net deferred taxes at July 28, 1997 which were not previously recorded because of Auto Europe's previous tax status.

The provision for income taxes consists of the following:

                                            1996          1997          1998
                                        -----------   -----------   -----------
Federal                                 $   144,000   $   628,000   $ 7,215,000
State                                        29,000       142,000     2,095,000
                                        -----------   -----------   -----------
                                        $   173,000   $   770,000   $ 9,310,000
                                        ===========   ===========   ===========

Current                                 $   173,000   $   735,000   $ 5,706,000
Deferred                                          -        35,000     3,604,000
                                        -----------   -----------   -----------
                                        $   173,000   $   770,000   $ 9,310,000
                                        ===========   ===========   ===========

A reconciliation of the difference between the expected provision for income taxes using the federal statutory tax rate and the Company's actual provision is as follows:
                                            1996         1997          1998
                                        -----------   -----------   -----------
Income tax computed at the Federal
    statutory tax rate                  $   111,000   $ 1,488,000   $ 7,605,000
State and local taxes (net of federal
    benefit)                                 62,000        48,000     1,521,000
Non-deductible goodwill                           -       112,000       234,000
Tax benefit to record deferred
     taxes at July 28, 1997                       -      (543,000)            -
Other, net                                        -      (335,000)      (50,000)
                                        -----------   -----------   -----------
                                        $   173,000   $   770,000   $ 9,310,000
                                        ===========   ===========   ===========
Net deferred income tax assets and liabilities are comprised of the following:

                                                                       December 31,
                                                               ---------------------------
                                                                  1997              1998
                                                               -----------     -----------
Current net deferred income taxes:
     Conversion from cash to accrual method of accounting      $   347,000     $    34,000
     Accrued liabilities and deferred income                       354,000         599,000
     Provision for doubtful accounts receivable                    150,000         284,000
     Other, net                                                    (78,000)        (90,000)
                                                               -----------     -----------
          Current net deferred tax assets                      $   773,000     $   827,000
                                                               ===========     ===========
Non-current deferred income taxes:
     Capitalized software                                          $     -     $(2,707,000)
     Goodwill basis                                                (67,000)       (952,000)
     Other, net                                                     84,000        (115,000)
                                                               -----------     -----------
          Non-current net deferred income asset (liability)    $    17,000     $(3,774,000)
                                                               ===========     ===========

Cash paid by the Company for income taxes (excluding cash paid by subsidiaries prior to dates of acquisition) was $823,000 in 1997 and $7,627,000 in 1998.

(11)  STOCKHOLDERS' EQUITY:

In May 1997, the Company effected a 5,444.45-for-one stock split of its common shares. In addition, the Company increased the number of authorized shares of common stock to 50,000,000 and authorized 1,000,000 shares of $.01 par value preferred stock. The effects of the common stock split and the increase in the shares of authorized common stock have been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

In May 1997, the stockholders exchanged 2,484,501 shares of common stock for an equal number of shares of restricted voting common stock. Common stock and the restricted common stock are identical except that the holders of restricted common stock are only entitled to four-tenths of one vote for each share on all matters.

On July 28, 1997, the Company issued an aggregate of 6,297,225 shares of Common Stock in connection with the Combinations (3,422,225 shares) and the initial public offering (2,875,000 shares). Shares issued in connection with the initial public offering were sold to the public at $14.00 per share. The net proceeds to the Company from the initial public offering (after deducting underwriting discounts, commissions and estimated offering expenses) were approximately $33.2 million. Of this amount, $29.1 million represents the cash portion of the purchase price relating to the Combinations. The remaining $4.1 million has been used for general corporate purposes.

On July 21, 1998, the Company consummated a secondary stock offering. An aggregate of 4,025,000 shares of Common Stock were registered and sold, including 2,025,000 shares sold by the Company and 2,000,000 shares sold by certain selling stockholders. All of the shares were sold to the public at a price of $34.50 per share. Net proceeds to the Company from the secondary stock offering (after deducting underwriting discounts and commissions and estimated offering expenses) were approximately $65.6 million, of which $28.6 million was used to repay borrowings under the Credit Facility. The Company did not receive any proceeds from shares sold by selling stockholders.

Effective December 31, 1998, the Company changed its state of incorporation from Delaware to Florida.

On January 28, 1999, the Company adopted a Share Purchase Rights Plan (the "Rights Plan"), and in connection therewith, declared a dividend distribution of one Common Stock Purchase Right on each outstanding share of the Company's common stock. The dividend distribution was made on February 5, 1999 to shareholders of record on January 28, 1999. The Rights Plan is intended to enable the Company's stockholders to realize the long-term value of their investment in the Company. It will not prevent a takeover, but should encourage anyone seeking to acquire the Company to negotiate with the Company's board of directors prior to attempting a takeover.

Other transactions related to the Company's common stock are discussed in Notes
(1), (3) and (12).

(12)  STOCK OPTION PLANS:

 In May 1997, the Company adopted two stock option plans (the "Plans"). Under the Long Term Incentive Plan (the "Incentive Plan"), the maximum number of common shares that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed 15% of the aggregate number of shares of Common Stock outstanding. Options may be granted to directors, officers, employees, consultants, and independent contractors. Individual awards under the Plan may take the form of one or more of: (i) either incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"); (ii) stock appreciation rights ("SARs"); (iii) restricted or deferred stock; (iv) dividend equivalents; and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the Common Stock.

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

The price at which the Company's options are granted under the plans are equal to or in excess of the fair market value of the stock at the date of grant. Generally, options granted under the Incentive Plan may remain outstanding and may be exercised at any time up to three months after the person to whom such options were granted is no longer employed or retained by the Company. Options granted under the Directors' Plan may remain outstanding and may be exercised at any time up to one year after termination of service as a director or advisor. Substantially all of the outstanding options under the Incentive Plan vest at the rate of 25% per year and options under the Directors' Plan are immediately exercisable. Options granted under the Plans have maximum terms of not more than 10 years.

A summary of the status of the Company's two stock option plans at December 31, 1997 and 1998 and changes during the years then ended is presented in the table and narrative below:
                                           1997                   1998
                                   ---------------------- ---------------------
                                    Shares       Wtd Avg    Shares      Wtd Avg
                                    (000)        Ex Price   (000)       Ex Price
                                   ---------    --------- ----------     ------
Outstanding at beginning of year          --    $      --    962,000     $15.07
Granted                              962,000        15.07    915,000      27.05
Exercised                                 --           --    (32,000)    (14.00)
Forfeited                                 --           --   (139,000)    (16.31)
Expired                                   --           --         --         --
                                   ---------    ---------  ----------     ------
Outstanding at end of year           962,000        15.07  1,706,000      22.80
                                   =========    =========  ==========    =======
Exercisable at end of year            40,000        14.00    250,000      14.80
                                   =========    =========  ==========    =======
Weighted average fair value of
     options granted                            $    8.72                 $15.86
                                                =========                =======

Of the 1,706,000 options outstanding at December 31, 1998, 250,000 options, or 15%, are exercisable and have exercise prices between $14.00 and $24.00, with a weighted average exercise price of $14.80 and a weighted average remaining life of eight years and six months. The remaining 1,476,000 options are not exercisable and have exercise prices between $10.33 and $50.00, with a weighted average exercise price of $22.30 and weighted average remaining contractual life of nine years and a month.

The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted to employees and directors. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost been recorded for the Company's awards under the Plans based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's 1997 and 1998 reported actual net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                           1997                 1998
                                       -----------          ------------
Net Income:         As Reported        $ 3,481,000          $ 12,419,000
                    Pro Forma          $ 2,861,000          $ 10,326,000

Basic EPS:          As Reported              $0.54                 $1.03
                    Pro Forma                $0.45                 $0.86

Diluted EPS:        As Reported              $0.53                 $0.99
                    Pro Forma                $0.45                 $0.84

Under SFAS No. 123, the fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions for grants in 1997 and 1998: expected volatility of 70%, risk-free interest rate of 7.5%, expected dividends of $0 and expected term of four years.

The Company recorded expense of $10,000 and $31,000 in 1997 and 1998, respectively, related to 10,000 options granted to a non-employee of the Company. In determining the expense to be recorded, the Company applied the Black-Scholes model using the same assumptions described above, including expected term of four years.

(13) BENEFIT PLANS:

The Company established a new 401(k) Plan effective July 1, 1998 under which eligible employees of all Company subsidiaries may participate. Contributions to the Plan are at the discretion of the Company's board of directors. At December 31, 1998, the Company had three 401(k) plans, one simple 401(k) retirement plan, and two simple IRA plans. Contributions under the benefit plans were approximately $148,000 in 1996, $99,000 in 1997 and $283,000 in 1998, of which
$210,000 relates to the new Company-wide 401(k) Plan, based on a match of 25% of employee contributions, up to a maximum of 6% of compensation. The five existing plans of acquired subsidiaries will be suspended or rolled into the new Plan.

(14)  RELATED PARTY TRANSACTIONS:

Included in assets at December 31, 1998 is a note receivable from an affiliate with an outstanding balance of $131,000, which bears interest at 6% and is due upon demand, and other notes receivable from four employees for an aggregate balance of $435,000, which bear interest at 6% to 8%, with maturities in 2001 and 2002.

Due to affiliates of $478,000 at December 31, 1997 represents amounts payable to Founding Company stockholders for reimbursement of certain items and taxes related to the Combinations. These amounts were paid in 1998.

The Company leases office space from an employee under a lease which expires November 2002. Total payments were approximately $58,000, $106,000 and $158,000, respectively, in 1996, 1997 and 1998.

The Company leases office space from the brother of an affiliate under a lease which expires February 2006. Payments were $191,000, $201,000 and $213,000 in 1996, 1997, and 1998, respectively.

The Company has a management services agreement with a company controlled by an employee which was cancelled effective January 1, 1999. Total payments were approximately $2,335,000 in 1998. In addition, the Company received $29,000 in rent under a facilities agreement with this company.

The Company purchased $134,000 worth of computer equipment from a company controlled by an affiliate in 1997.

(15)  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

The Company leases office space, vehicles and office equipment under operating leases. The Company incurred approximately $943,000, $1,795,000 and $3,183,000 in rental expense under noncancellable operating leases in 1996, 1997 and 1998, respectively.

Minimum annual commitments under operating leases at December 31, 1998 are as follows:
           1999                                    $  3,266,000
           2000                                       2,365,000
           2001                                       1,996,000
           2002                                       1,871,000
           2003                                         962,000
           Thereafter                                   429,000
                                                   ------------
                                                   $ 10,889,000
                                                   ============

INSURANCE

The Company carries a broad range of insurance coverage, including directors and officers, prospectus liability, professional liability, general and business liability, commercial property, workers' compensation, and general umbrella policies. The Company has not incurred significant claims or losses on any of its insurance policies during the periods presented in the accompanying financial statements.

LETTERS OF CREDIT

The Company had outstanding irrevocable letters of credit totaling $3,708,000 at December 31, 1998. These letters of credit, which have terms of one year or less, collateralize the Company's obligations to third parties for payment of travel obligations. At December 31, 1998, letters of credit issued under the Credit Facility totaled approximately $3 million.

LITIGATION

The Company is involved in various legal claims and actions arising in the ordinary course of business. The Company believes that none of the claims and actions currently pending will have a material adverse effect on its business, financial condition or results of operations.

(16)  SUBSEQUENT EVENTS:

On March 26, 1999, NationsBank agreed to increase the amount of the Credit Facility to $35 million and to amend certain provisions and debt covenants, subject to certain documentation and closing conditions. Among other things, the term of the Credit Facility and Term Loan will be extended to October 2001, letters of credit not to exceed $10 million in the aggregate will be permitted and the full Credit Facility will be available for general corporate purposes.

As of March 26, 1999, letters of credit outstanding under the Credit Facility totaled $5.4 million.

TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                   Balance at                 Additions charged               Balance at end
Description                                     beginning of year           to costs and expenses                of year
Reserves and allowances deducted
   from asset accounts:

Allowance for uncollectible
   accounts receivable

       Year ended December 31, 1996              $ (141,000)                             -                     $  (141,000)

       Year ended December 31, 1997              $ (141,000)                             -                     $  (141,000)

       Year ended December 31, 1998              $ (141,000)                    (1,302,000)                    $(1,443,000)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        NONE.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth information concerning the Company's directors and executive officers.

NAME                                            AGE                        POSITION
Joseph V. Vittoria (1)(3)...................     63       Chairman and Chief Executive Officer, Director
Jill M. Vales...............................     41       Senior Vice President and Chief Financial Officer
Maryann Bastnagel...........................     41       Senior Vice President and Chief Information Officer
Suzanne B. Bell.............................     32       Senior Vice President, General Counsel and Secretary
John C. DeLano..............................     39       Senior Vice President, Operations
Melville W. Robinson........................     43       Vice President, Corporate Development
Spencer Frazier.............................     47       Vice President, Chief Marketing Officer
George Del Pino.............................     36       Vice President, Corporate Controller
Robert G. Falcone...........................     57       President-Cruises Inc.; Director
Wayne Heller (3)............................     42       President-Cruises Only; Director
Imad Khalidi................................     47       President-Auto Europe; Director
John W. Przywara............................     47       President-D-FW Tours; Director
Elan J. Blutinger (2).......................     43       Director
D. Fraser Bullock (1)(3)....................     43       Director
Tommaso Zanzotto (1)(2).....................     57       Director
Leonard A. Potter...........................     37       Advisory Director

--------
(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Acquisition Committee

JOSEPH V. VITTORIA became Chairman and Chief Executive Officer and a director of the Company in July 1997. From September 1987 to February 1997, Mr. Vittoria was the Chairman and Chief Executive Officer of Avis, Inc., a multinational auto rental company where he was employed for over 26 years. Mr. Vittoria was responsible for the purchase of Avis, Inc. by creating one of the world's largest Employee Stock Ownership Plans in 1987. He is a founding member of the World Travel and Tourism Council, a global organization of the chief executive officers of companies engaged in all sectors of the travel and tourism industry. He serves on the board of Travel Industry International. He has been named travel executive of the year several times by various travel media, including BUSINESS TRAVEL NEWS, TRAVEL WEEKLY, TRAVEL AGENT TOUR AND TRAVEL NEWS-NORTH AMERICA. Mr. Vittoria serves on the Board of Directors of Transmedia Europe, Transmedia Asia, Carey International, Inc., ResortQuest International, Inc., CD Radio, Inc. and various non-profit associations.

JILL M. VALES became Senior Vice President and Chief Financial Officer of the Company in July 1997. From 1996 to 1997, Ms. Vales served as the Chief Operating Officer of Gunster, Yoakley, Valdes-Fauli & Stewart, P.A., one of Florida's largest law firms. From 1990 until 1996, Ms. Vales held various positions at Certified Vacations, formerly an affiliate of Alamo Rent-A-Car, including Senior Vice President of Operations and Chief Financial Officer (1994-1996), Vice President of Finance and Operations (1992-1994) and Senior Director of Finance and Operations and Controller (1990-1992). From 1979 to 1990, Ms. Vales held various positions at KPMG, specializing in auditing travel companies. Ms. Vales is a certified public accountant.

MARYANN BASTNAGEL became Senior Vice President and Chief Information Officer of the Company in July 1997. From 1989 to 1997, Ms. Bastnagel held various positions with Marriott International, Inc. in information services and technology, including Vice President of Business Technology, where she was responsible for defining systems and technology strategy for the Marriott Lodging Group. From 1990 to 1994, Ms. Bastnagel was Vice President of Information Systems and a member of the Executive Committee for Residence Inn by Marriott. From 1985 to 1989, she was a Senior Manager with Price Waterhouse Management Consulting Services on large scale information systems development projects. From 1981 to 1985, Ms. Bastnagel was a Senior Consultant with Booz, Allen & Hamilton, Inc.

SUZANNE B. BELL became Senior Vice President, General Counsel and Secretary of the Company in July 1997. From July 1996 to July 1997, Ms. Bell was an attorney at Greenberg Traurig Hoffman Lipoff Rosen & Quentel, P.A. From September 1991 to July 1996, she was an attorney at Morgan, Lewis & Bockius LLP. Ms. Bell concentrated her law practice in the areas of mergers and acquisitions and securities laws, representing both public and private companies.

JOHN C. DELANO became Senior Vice President, Operations, of the Company in November 1998, after joining the Company in January 1998 as a Vice President. Mr. DeLano spent nearly twenty years in the auto rental industry, and from 1991 to 1997 he served as Managing Director and National Operations Manager for Avis Australia, where he coordinated the marketing, operations, human resources, information technology, sales, fleet, accounting and field management functions. While under Mr. DeLano's supervision, Avis Australia was awarded the 1992 prestigious Australian Quality Award (similar to the Malcolm Baldridge Award in the U.S.) and the 1996 Australian Customer Service Award.

MELVILLE W. ROBINSON became Vice President, Corporate Development of the Company in July 1997. From 1994 to July 1997, Mr. Robinson served as the Chief Financial Officer of Cruises Only, one of the Founding Companies. From 1989 until 1993, Mr. Robinson was the President and Chief Financial Officer of the Gale Group, a U.S. based consumer products manufacturing firm. From 1986 to 1989, Mr. Robinson was a Managing Director at PNC Merchant Banking Corp., where he founded and managed the Growth Capital Group. From 1983 to 1986, Mr. Robinson was the Chief Financial Officer of Drug Emporium Inc., a publicly-traded discount drugstore chain.

SPENCER FRAZIER became Vice President, Chief Marketing Officer, of the Company in April 1998. From 1996 to 1998, Mr. Frazier served as the President of Worldwide Concepts, Inc., a consulting firm focused on the promotion of worldwide tourism. From 1994 to 1996, he was the Executive Vice President of Kloster Cruise Limited, overseeing marketing and sales for Royal Cruise Line and international marketing for Norwegian Cruise Line. From August 1991 to July 1994, he was President of Royal Viking Line.

GEORGE DEL PINO became Corporate Controller of the Company in August 1997, and was promoted to Vice President and Corporate Controller in July 1998. From 1996 to 1997, Mr. Del Pino served as Controller of G.L. Homes of Florida, one of Florida's largest real estate developers / homebuilding companies. From 1992 to 1996, Mr. Del Pino held various positions at Certified Vacations, including Senior Director of Product Development (1995-1996), Director of Corporate Accounting and Controller (1993-1995), and Chief Financial Officer and Treasurer of The Travel Difference (a subsidiary of Certified Vacations) (1992-1993). From 1985 to 1992, Mr. Del Pino held various positions at KPMG, specializing in auditing travel companies. Mr. Del Pino is a certified public accountant.

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

WAYNE HELLER became a director of the Company in July 1997. Mr. Heller has served as the Chief Executive Officer of Cruises Only since its founding in 1985 and was previously employed with Norwegian Cruise Lines from 1980 to 1984. Mr. Heller is a member of ASTA, NACOA and CLIA.

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

JOHN W. PRZYWARA became a director of the Company in July 1997. Mr. Przywara has served as President of D-FW Tours since its founding in 1978. Mr. Przywara is a member of ARC, CLIA and IATAN.

ELAN J. BLUTINGER has been a director of the Company since October 1996. Mr. Blutinger is a Managing Director of Alpine Consolidated LLC, a consolidator of highly fragmented businesses. From 1987 to 1995, he was the Chief Executive Officer of Shoppers Express, Inc., an electronic retailing service, which he founded. From 1983 to 1986, Mr. Blutinger was the Chairman and Chief Executive Officer of DSI, a wholesale distributor for the personal computer industry until its acquisition in 1986 by Independent Distribution Incorporated. Mr. Blutinger is also a director and co-founder of ResortQuest International, Inc.

D. FRASER BULLOCK has been a director of the Company since October 1996. Mr. Bullock is a Managing Director of Alpine Consolidated LLC, and was most recently the President and Chief Operating Officer of VISA Interactive, a wholly-owned subsidiary of VISA International from its inception in 1994 to 1996. In 1993, Mr. Bullock became the President and Chief Operating Officer of U.S. Order, Inc., a provider of remote electronic transaction processing, until it was acquired by VISA International in 1994. From 1991 to 1992, Mr. Bullock was the Senior Vice President of U.S. Order, Inc. From 1986 to 1991, he was the Chief Financial Officer and Executive Vice President of World Corp., Inc., a holding company with various operating subsidiaries including World Airways, Inc. Mr. Bullock was a founding partner of Bain Capital, a Manager of Bain and Company, and a founder of MediVision, Inc., a consolidation of eye surgery centers. Mr. Bullock is also a director and co-founder of ResortQuest International, Inc.

TOMMASO ZANZOTTO became a director of the Company in July 1997. Mr. Zanzotto is the President of Toscana Ville E Castelli, a real estate development company which owns and operates residential and commercial properties in the lodging and hotel industry. From 1994 to 1996, he was the Chairman and Chief Executive Officer of Hilton International. From 1969 to 1993, Mr. Zanzotto held various positions with American Express Travel Related Services including President International, American Express Financial and Travel Services (1990-1993); President, American Express Corporate Card Division (1987-1990); President, American Express Travelers Cheques (Europe, Africa, Middle East). Mr. Zanzotto is a member of the World Travel and Tourism Council, and a Governor of the Transportation and Travel Committee of the World Economic Summit. Mr. Zanzotto is also a director of Compass International Services Corporation.

LEONARD A. POTTER served as a director of the Company from its formation until May 1997. After the initial public offering in July 1997, he became an Advisory Director to the Board. In August 1998, Mr. Potter became a Managing Director of Alpine Consolidated LLC. Prior to that, Mr. Potter was a co-founder and Managing Director of Capstone Partners, LLC, a venture firm specializing in consolidation transactions and a co-founder of Staffmark, Inc. and ResortQuest International, Inc. Prior to forming Capstone Partners, LLC in April 1996, Mr. Potter was an attorney at Morgan, Lewis & Bockius LLP for more than five years practicing in the areas of mergers and acquisitions and securities law. While at Morgan, Lewis & Bockius he represented a number of public companies in connection with their creation and subsequent implementation of consolidation strategies similar to the Company's, including U.S. Office Products, F.Y.I. Incorporated and Cotelligent Group.

BOARD OF DIRECTORS

         The Board of Directors of the Company consists of nine directors divided into three classes with each class serving for a term of three years. As of the date of this Report, there is one vacancy on the Board of Directors. At each annual meeting of stockholders, directors will be elected by the holders of the Common Stock to succeed those directors whose terms are expiring. Directors whose terms expire in 1999 are: Imad Khalidi, John W. Przywara and Joseph V. Vittoria; directors whose terms expire in 2000 are: Robert G. Falcone and Wayne Heller; directors whose terms expire in 2001 are: Elan J. Blutinger, D. Fraser Bullock and Tommaso Zanzotto. The Board of Directors has established an Audit Committee, Compensation Committee and Acquisition Committee, and may establish other committees from time to time as the Board may determine.

         The Advisory Director attends meetings of the Board of Directors, consults with officers and directors of the Company and provides guidance (but not direction) concerning management and operation of the Company's business. The Advisory Director is not a director of the Company and accordingly does not have a right to vote as a director.

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

         The Compensation Committee consists of two members, each of whom is a "disinterested director," as defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Exchange Act, and an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code. The Compensation Committee determines compensation for the Company's executive officers, administers the Company's Long Term Incentive Plan and makes recommendations to the Board of Directors with respect to the Company's compensation policies.

         The Acquisition Committee consists of three fixed members and one floating member. The floating member changes based upon the business segment to which an acquisition relates. The Acquisition Committee has the authority to review and approve acquisitions with a purchase price of $10 million or less, provided that if the acquisition relates to a new line of business for the Company, then the acquisition must be reviewed and approved by the full Board of Directors.

         The Board of Directors does not have any other committees at this time, although additional committees may be formed in the future. All officers serve at the discretion of the Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         Based solely on its review of copies of such reports or written representations from or on behalf of certain reporting persons, the Company believes that, during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to such persons were satisfied.

ITEM  11.                  EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation paid to the Company's Chief Executive Officer and four of the Company's other most highly compensated executive officers whose total annualized salary and bonus was $100,000 or more (the Chief Executive Officer and such other executive officers are sometimes referred to herein as the "Named Executive Officers") with respect to the years ended December 31, 1997 and 1998:

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                                                                       COMPENSATION
                                                                                     -----------------
                                               ANNUAL COMPENSATION                        AWARDS
                               ----------------------------------------------------- -----------------
                                                                                        SECURITIES
                                                                      OTHER ANNUAL      UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR (1)    SALARY (2)   BONUS         COMPENSATION       OPTIONS       COMPENSATION
                                           ($)          ($)           ($)                  (#)         ($)
------------------------------ ----------- ------------ ------------- -------------- ----------------- --------------
Joseph V. Vittoria             1997           84,615       86,000          --            100,000            --
    CEO                        1998          200,000         --            --            250,000            --
Jill M. Vales                  1997           63,462       32,000          --             50,000         24,000(2)
    Sr. VP/CFO                 1998          150,000       85,300          --             30,000            --
Maryann Bastnagel              1997           63,462       48,500          --            110,000          8,172(3)
    Sr.VP/CIO                  1998          150,000       85,300          --             40,000         19,850(3)
Suzanne B. Bell                1997           52,885       27,000          --             25,000            --
    Sr.VP/General Counsel      1998          125,000       71,100          --             40,000            --
John C. DeLano                 1997            --            --            --               --              --
    Sr.VP, Operations          1998          113,077       64,300          --            100,000            --

-------------------
(1) With the exception of Mr. DeLano who commenced employment with the Company in January 1998, each of the Named Executive Officers commenced employment with the Company upon consummation of the initial public offering (July 28, 1997). Annual salaries for 1997 were as follows: $200,000 for Mr. Vittoria; $150,000 for each of Ms. Vales and Ms. Bastnagel; and $125,000 for Ms. Bell.

(2) Consists of consulting fees paid in 1997 prior to the consummation of the Company's initial public offering.

(3)  Consists of relocation expenses paid during the year.

         The following table sets forth the stock options granted to the Named Executive Officers during the year ended December 31, 1998:

                               STOCK OPTION GRANTS

                                                                                       GRANT DATE
                                               INDIVIDUAL GRANTS                        VALUE(1)
                          ------------------------------------------------------------- -------------------
                            NUMBER OF
                            SECURITIES   %OF TOTAL
                            UNDERLYING   OPTIONS
                            OPTIONS      GRANTED TO     EXERCISE OR                     GRANT DATE
                            GRANTED      EMPLOYEES IN   BASE PRICE                      PRESENT VALUE
NAME                        (#)          FISCAL YEAR    ($/SH)         EXPIRATION DATE  ($)
--------------------------- ------------ -------------- -------------- ---------------- -------------------
Joseph V.Vittoria               100,000      10.9           33.75          7/01/08           1,978,000
                                150,000      16.4           50.00         12/28/08           1,915,000
Jill M. Vales                    30,000       3.3          13.563          9/30/08             238,000
Maryann Bastnagel                40,000       4.4          13.563          9/30/08             318,000
Suzanne B. Bell                  40,000       4.4          13.563          9/30/08             310,000
John C. DeLano                   75,000       8.2           20.75          1/19/08             912,000
                                 25,000       2.7          13.563          9/30/08             199,000

         (1) Calculated using the Black-Scholes valuation method.

         Each of the options set forth in the table above will vest in equal installments on each of the first through four anniversaries of the grant date.

         The following table sets forth the stock options exercised by the Named Executive Officers during the year ended December 31, 1998:

                             STOCK OPTION EXERCISES

                                                                           NUMBER OF
                                                                           SECURITIES             VALUE OF
                                                                           UNDERLYING           UNEXERCISED
                                                                          UNEXERCISED           IN-THE-MONEY
                                                                          OPTIONS/SARS          OPTIONS/SARS
                                                                       AT FISCAL YEAR-END     AT FISCAL YEAR-
                               SHARES                                         (#)                 END ($)
                             ACQUIRED ON              VALUE               EXERCISABLE/          EXERCISABLE/
            NAME            EXERCISE (#)          REALIZED ($)           UNEXERCISABLE         UNEXERCISABLE
            ----            ------------          ------------           -------------         -------------
   Maryann Bastnagel           10,000               $118,875             17,500/122,500      $288,750/$2,038,730

DIRECTOR COMPENSATION; NON-EMPLOYEE DIRECTORS' STOCK PLAN

         Directors who are also employees of the Company or one of its subsidiaries do not receive additional compensation for serving as directors. Each director who is not an employee of the Company or one of its subsidiaries receives a fee of $2,000 for attendance at each Board of Directors' meeting and $1,000 for attendance at each committee meeting. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof incurred in their capacity as directors.

         The Company's 1997 Non-Employee Directors' Stock Plan (the "Directors' Plan"), which was adopted by the Board of Directors and approved by the Company's stockholders in 1997, provides for: (i) the automatic grant to each non-employee director and Advisory Director (a "Participant") serving at the commencement of the initial public offering of an option to purchase 10,000 shares; and thereafter (ii) the automatic grant to each Participant of an option to purchase 10,000 shares upon such person's initial election as a director or appointment as an Advisory Director. In addition, the Directors' Plan provides for an automatic annual grant to each Participant of an option to purchase 5,000 shares at each annual meeting of stockholders following the initial public offering; provided, however, that if the first annual meeting of stockholders following a person's initial election as a non-employee director or appointment by the Board as an Advisory Director is within three months of the date of such election or appointment, such person will not be granted an option to purchase 5,000 shares of Common Stock at such annual meeting. These options will have an exercise price per share equal to the fair market value of a share at the date of grant. Options granted under the Directors' Plan will expire at the earlier of 10 years from the date of grant or one year after termination of service as a director or advisor, and will be immediately exercisable. In addition, the Directors' Plan permits Participants to elect to receive, in lieu of cash directors' fees, shares or credits representing "deferred shares" that may be settled at future dates, as elected by the Participants. The number of shares or deferred shares received will be equal to the number of shares which, at the date the fees would otherwise be payable, will have an aggregate fair market value equal to the amount of such fees. The Company has reserved 100,000 shares of Common Stock for use in connection with the Directors' Plan. Messrs. Blutinger, Bullock, Zanzotto and Potter each received options to purchase 10,000 shares upon consummation of the initial public offering and 5,000 shares following the 1998 Annual Meeting of Stockholders.

EXECUTIVE COMPENSATION; EMPLOYMENT AGREEMENTS; COVENANTS-NOT-TO-COMPETE

         The Company was initially incorporated in Delaware in April 1996, however, it did not conduct operations or generate revenue and did not pay any of its executive officers compensation as employees until July 1997. During 1998, its most highly compensated executive officers were Messrs. Vittoria and DeLano and Ms. Vales, Ms. Bastnagel, and Ms. Bell.

         Mr. Vittoria has entered into an employment agreement with the Company providing for an annual base salary of $200,000. Ms. Vales, Ms. Bastnagel, Ms. Bell and Mr. DeLano each have entered into an employment agreement with the Company providing for an annual base salary of $150,000, $150,000, $125,000 and $120,000, respectively. Each of these agreements is for a term of three years, commencing July 28, 1997 for Mr. Vittoria, Ms. Vales, Ms. Bastnagel and Ms. Bell, and January 19, 1998 for Mr. DeLano. In addition, certain executive officers of the operating companies, including Messrs. Falcone, Heller, Khalidi and Przywara, members of the Board of Directors, have entered into employment agreements effective July 28, 1997. Mr. Falcone's employment agreement is for a term of five years; Mr. Heller's, Mr. Khalidi's and Mr. Przywara's employment agreements are each for a term of three years (in each case, the "Initial Term"). Unless terminated or not renewed by the Company or the employee, the term will continue thereafter on a year-to-year basis on the same terms and conditions existing at the time of renewal. Each employment agreement contains a covenant not to compete (the "Covenant") with the Company for a period of two years immediately following termination of employment or, in the case of a termination by the Company without cause in the absence of a change in control, for a period of one year following termination of employment. Under this Covenant, the executive officer is prohibited from: (i) engaging in any travel service business in direct competition with the Company within defined geographic areas in which the Company or its subsidiaries does business;
(ii) enticing a managerial employee of the Company away from the Company; (iii) calling upon any person or entity which is, or has been, within one year prior to the date of termination, a customer of the Company; or (iv) calling upon a prospective acquisition candidate which the employee knew was approached or analyzed by the Company, for the purpose of acquiring the entity. The Covenant may be enforced by injunctions or restraining orders and shall be construed in accordance with the changing activities, business and location of the Company. Each agreement with respect to the acquisition by the Company of an Operating Company also contains a similar covenant prohibiting sellers from competing with the Company for periods following the consummation of the respective acquisition.

         Each of these employment agreements provides that, in the event of a termination of employment by the Company without cause during the Initial Term the employee will be entitled to receive from the Company an amount equal to his or her then current salary for the remainder of the Initial Term or for one year, whichever is greater. In the event of a termination of employment without cause after the Initial Term of the employment agreement, the employee will be entitled to receive an amount equal to his or her then current salary for one year. In either case, payment is due in one lump sum on the effective date of termination. In the event of a change in control of the Company (as defined in the agreement) during the Initial Term, if the employee is not given at least five days' notice of such change in control and the successor's intent to be bound by such employment agreement, the employee may elect to terminate his or her employment and receive in one lump sum three times the amount he or she would receive pursuant to a termination without cause during the Initial Term. The employment agreements of Messrs. Falcone, Heller, Khalidi and Przywara also state that in the event of a termination without cause by the Company or a change in control, the employee may elect to waive the right to receive severance compensation and, in such event, the noncompetition provisions of the employment agreement will not apply. In the event the employee is given at least five days' notice of such change in control, the employee may elect to terminate his or her employment agreement and receive in one lump sum two times the amount he or she would receive pursuant to a termination without cause during the Initial Term. In such an event, the noncompetition provisions of the employment agreement would apply for two years from the effective date of termination.

         On October 31, 1998, Michael Moriarty resigned from his position as President and Chief Operating Officer of the Company. Mr. Moriarty continued to assist the Company and was paid his salary for such efforts through the end of 1998, at which time his employment with the Company was terminated (without severance compensation). Mr. Vittoria, with the assistance of Mr. DeLano and Mr. Frazier and without adjustment to his existing employment agreement or his compensation, assumed additional duties with respect to the Company's operations and investor relations.

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

         The Company has authority under Section 607.0850 of the Florida Business Corporation Act to indemnify its directors and officers to the extent provided in such statute. In general, Florida law permits a Florida corporation to indemnify its directors, officers, employees and agents, and persons serving at the corporation's request in such capacities for another enterprise, against liabilities arising from conduct that such persons reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful.

         The provisions of the Florida Business Corporation Act that authorize indemnification do not eliminate the duty of care of a director, and in appropriate circumstances equitable remedies such as injunctive or other forms of nonmonetary relief will remain available under Florida law. In addition, each director will continue to be subject to liability for (a) violations of the criminal law, unless the director had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful; (b) deriving an improper personal benefit from a transaction; (c) voting for or assenting to an unlawful distribution; and (d) willful misconduct or a conscious disregard for the best interests of the Company in a proceeding by or in the right of the Company to procure a judgment in its favor or in a proceeding by or in the right of a shareholder. The statute does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws

         Article Seven of the Company's articles of incorporation (the "Florida Articles") states that: "A director shall not be personally liable to the Corporation or the holders of shares of capital stock or any other person for monetary damages for any statement, vote, decision, act or failure to act, for which such liability is precluded or otherwise eliminated under Section 607.0831 or otherwise under the Florida Business Corporation Act. If the Florida Business Corporation Act is hereafter amended to authorize the further or broader elimination or limitation of the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the Florida Business Corporation Act, as so amended. No repeal or modification of this Article VII shall adversely affect any right of or protection afforded to a director of the Corporation existing immediately prior to such repeal or modification. Article Eight of the Company's Florida Articles states that: "The Corporation shall indemnify and may advance expenses to, and may purchase and maintain insurance on behalf of, its officers and directors to the fullest extent permitted by law as now or hereafter in effect. Without limiting the generality of the foregoing, the Bylaws may provide for indemnification and advancement of expenses to officers, directors, employees and agents on such terms and conditions as the Board may from time to time deem appropriate or advisable." In addition, the Company's Bylaws further provide that the Company shall indemnify its officers, directors, advisory directors and employees to the fullest extent permitted by law.

         Since the Company was reincorporated under the laws of the State of Florida on December 31, 1998, the Company intends to amend the indemnification agreements or enter into new indemnification agreements with each of its executive officers, its advisory director and directors which indemnifies such person to the fullest extent permitted by its Florida Articles, its Bylaws and under the Florida Business Corporation Act. The Company also maintains directors and officers liability insurance.

LONG-TERM INCENTIVE PLAN

         In May 1997, the Board of Directors and the Company's stockholders approved the Company's 1997 Long-Term Incentive Plan, which was later amended and restated effective July 28, 1998 (as amended and restated, the "Plan"). The purpose of the Plan is to provide officers, employees, directors who are also employees, consultants and independent contractors of the Company or any of its subsidiaries, with additional incentives by increasing their ownership interests in the Company. Individual awards under the Plan may take the form of one or more of: (i) either incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"); (ii) stock appreciation rights ("SARs"); (iii) restricted or deferred stock; (iv) dividend equivalents; and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the Common Stock. The Compensation Committee of the Board of Directors administers the Plan and generally selects the individuals who will receive awards and the terms and conditions of those awards. The number of shares available for use in connection with the Plan may not exceed the greater of 900,000 shares or 15% of the aggregate number of shares of Common Stock outstanding prior to the date of grant.

         As of December 31, 1998, 2,006,545 shares are reserved for use in connection with the Plan, of which 1,666,228 shares had been granted and were outstanding. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards. All options, except for certain premium-priced options granted to the Chief Executive Officer, have been granted with exercise prices equal to the fair market value at the time of grant. In December 1998, the Compensation Committee of the Board of Directors granted Mr. Vittoria options to purchase 150,000 shares at an exercise price of $50, which price was in excess of the fair market value of the Common Stock on the grant date. The vesting of these options will occur over four years, subject to acceleration based upon thresholds of $50, $75 and $100 for the share price of the Common Stock. Subsequent to 1998, the Compensation Committee granted to Mr. Vittoria 100,000 additional premium priced options, 50,000 of which have an exercise price of $45 and 50,000 of which have an exercise price of $50 per share. Based upon availability of shares under the Plan and the discretion of the Compensation Committee, additional option grants are expected to be issued to Mr. Vittoria in the future.

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

401(K) PLAN

         The Company established a 401(k) Plan effective July 1, 1998. Similar plans existing at certain operating companies are either being suspended or rolled into the Company's Plan. All employees of the Company, meeting certain minimum eligibility requirements, are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may contribute up to 20% of his or her pre-tax gross compensation (but not greater than a statutorily prescribed annual limit). The percentage elected by certain highly compensated participants may be required to be lower. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company. All amounts contributed by employee participants in conformance with Plan requirements and earnings on such contributions are fully vested at all times. For the year ended December 31, 1998, the Company made an aggregate matching contribution to the Plan and to similar plans at certain operating companies of $283,000, of which $210,000 was for the Plan, based on a match of 25% of employee contributions, up to a maximum of 6% of compensation. The Board of Directors will determine on an annual basis whether a matching contribution will be made and, if so, at what level of contribution.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1998, the Compensation Committee was composed of Tommaso Zanzotto and Elan Blutinger. None of the members of the Compensation Committee was an officer or an employee of the Company or any of its subsidiaries in 1998, was formerly an officer of the Company or any of its subsidiaries, other than Mr. Blutinger, who was an officer of the Company prior to the Company's initial public offering, or had any relationship requiring disclosure by the Company under the section Certain Relationships And Related Transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of March 25, 1999 by:
(i) each person known to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; (iii) each Named Executive Officer; and (iv) all executive officers and directors as a group. All persons listed have sole voting and investment power with respect to their shares, unless otherwise indicated.

       NAME AND ADDRESS                                              PERCENTAGE
    OF BENEFICIAL OWNER (1)                        SHARES              OWNED
    -----------------------                        ------            ----------
Joseph V. Vittoria (2)........................     420,000              3.0%
Jill M. Vales (2).............................      55,333               *
Maryann Bastnagel (2).........................      18,500               *
Suzanne B. Bell (2)(3)........................      35,750               *
John C. DeLano (2)............................      28,750               *
Robert G. Falcone (4).........................     174,349              1.3
Wayne Heller (5)..............................     693,334              5.0
Imad Khalidi..................................     400,000              2.9
John W. Przywara..............................     209,445              1.5
Elan J. Blutinger (6)(7)......................     307,505              2.2
D. Fraser Bullock (6).........................     160,545              1.2
Tommaso Zanzotto (6)..........................      16,026               *
J&W Heller Corp...............................     693,334              5.0
Dresdner RCM Capital Management(8)............   1,171,400              8.5
PAR Capital Management(9).....................     700,000              5.1
All Directors and Executive Officers
as a Group (15 persons) (10)..................   2,537,087             18.2%
------------------
*  Less than 1.0%

(1) Unless indicated otherwise, the address of the beneficial owners is, c/o Travel Services International, Inc., 220 Congress Park Drive, Delray Beach, Florida 33445.

(2) Includes the following options that are currently exercisable or exercisable within the next 60 days: 25,000 shares for Mr. Vittoria; 12,500 shares for Ms. Vales; 17,500 for Ms. Bastnagel; 6,250 shares for Ms. Bell; and 18,750 shares for Mr. DeLano.

(3) Includes 5,000 shares owned by Ms. Bell's spouse. Ms. Bell disclaims beneficial ownership of such shares.

(4)  Includes 100,000 shares owned by Judith A. Falcone, Mr. Falcone's spouse.

(5) These shares are held of record by J&W Heller Corp., a corporation of which Mr. Heller is a 50% stockholder. The remaining 50% of the ownership of J&W Heller Corp. is held by Judy Heller, Mr. Heller's spouse.

(6) Includes 15,000 shares which may be acquired upon the exercise of options. Also, includes the following shares which are held in a deferred stock account for the benefit of these directors, pursuant to the Directors'
     Plan: 812 shares for Mr. Blutinger; 717 shares for Mr. Bullock; and 784 shares for Mr. Zanzotto.

(7) Excludes 14,130 shares held by trusts for the benefit of Mr. Blutinger's minor children. Mr. Blutinger disclaims ownership of such shares.

(8) The address of the stockholder is 4 Embaracadero Center, Suite 3000, San Francisco, California 94111. Information is based solely on the Company's review of the Schedule 13G dated February 16, 1999, as filed by the stockholder with the Securities and Exchange Commission.

(9) The address of the stockholder is One Financial Center, Suite 1600, Boston, Massachusetts 02111. Information is based solely on the Company's review of the Schedule 13G dated March 9, 1999, as filed by the stockholder with the Securities and Exchange Commission.

(10) Includes 141,250 shares that may be acquired upon the exercise of options.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Included in assets at December 31, 1998 is a note receivable from Imad Khalidi, a director of the Company, with an outstanding balance of $131,000, which bears interest at 6% and is due upon demand.

         The Company leases office space from the brother of Robert G. Falcone, a director of the Company, under a lease which expires February 28, 2006. Payments were $191,000, $201,000 and $213,000 in 1996, 1997, and 1998,
respectively.

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

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a) 1.   FINANCIAL STATEMENTS:

         Reference is made to the index set forth on page 37 of this Report.

    2.   FINANCIAL STATEMENT SCHEDULES:

         Reference is made to the schedule set forth on page 61 of this Report.

    3.   EXHIBITS:

         EXHIBIT NUMBER                      DESCRIPTION
         --------------                      -----------
               2.1 Agreement and Plan of Organization, dated as of May 9, 1997, among the Registrant, Auto-Europe, Inc. (Maine), Imad Khalidi, Alex Cecil and Wilfred Diller, as trustee for Thurston Cecil and Lila Cecil.(1)
               2.2 Agreement and Plan of Organization, dated as of May 9, 1997, among the Registrant, Cruises Only, Inc., Wayne Heller and Judy Heller.(1)
               2.3 Agreement and Plan of Organization, dated as of May 9, 1997, among the Registrant, 800-Ideas, Inc. and Susan Parker.(1)
               2.4 Agreement and Plan of Organization, dated as of May 9, 1997, among the Registrant, Cruises, Inc., Robert
                           G. Falcone, Judith A. Falcone and Pamela C. Cole.(1)
               2.5 Agreement and Plan of Organization, dated as of May 9, 1997, among the Registrant, D-FW Tours, Inc., D-FW Travel Arrangements, Inc., John W. Przywara and Sharon S. Przywara.(1)
               2.6 First Amendment to Agreement and Plan of Organization among the Registrant, Auto-Europe, Inc. (Maine), Imad Khalidi Alex Cecil and Wilfred Diller, as trustee for Thurston Cecil and Lila Cecil.(2)
               2.7 First Amendment to Agreement and Plan of Merger, dated as of June 30, 1997, by and among the Registrant, Cruises, Inc., Robert G. Falcone, Judith
                           A. Falcone, and Pamela C. Cole.(2)
               2.8 First Amendment to Agreement and Plan of Merger, dated as of June 30, 1997, by and among the Registrant, Cruises Only, Inc., Wayne Heller and Judy Heller.(2)
               2.9 First Amendment to Agreement and Plan of Merger, dated as of June 30, 1997, by and among the Registrant, D-FW Travel Arrangements, Inc., John W. Przywara and Sharon Scott Przywara.(2)
               2.10 First Amendment to Agreement and Plan of Merger, dated as of June 30, 1997, by and among the Registrant, 800-Ideas, Inc. and Susan Parker.(2)
               2.11 Agreement and Plan of Merger, dated as of October 29, 1998, by and between the Registrant and the predecessor company to the Registrant.(10)
               3.1         Articles of Incorporation of the Registrant.(13)
               3.2         Bylaws of the Registrant.(11)
               4.1 Rights Agreement, dated as of January 28, 1999, between the Registrant and America Stock Transfer & Trust Company (11)
               4.2 Form of Restriction and Registration Rights Agreement, dated as of July 28, 1997, between the Registrant and the each of the persons listed on the schedule thereto.(4)
               10.1 Amended and Restated Employment Agreement, dated as of July 22, 1997, between the Registrant and Joseph
                           V. Vittoria.(4)
                           Amended and Restated Employment Agreement, dated as of May 12, 1997, between the Registrant and Jill M. Vales.(4)
                           Amended and Restated Employment Agreement, dated as of June 6, 1997, between the Registrant and Michael
                           J. Moriarty.(4)

                           Employment Agreement, dated July 22, 1997, between
                           the Registrant and Mel Robinson.(4)
                           Employment Agreement, dated July 22, 1997, among
                           the Registrant, Auto Europe, LLC and Imad Khalidi.(4)
                           Employment Agreement, dated July 18, 1997, among
                           the Registrant, Auto Europe, LLC and Alex Cecil.(4)
                           Employment Agreement, dated July 22, 1997, among
                           the Registrant, Cruises, Inc. and Robert Falcone.(4)
                           Employment Agreement, dated July 22, 1997, among
                           the Registrant, Cruises, Inc. and Judith Falcone.(4)
                           Employment Agreement, dated July 22, 1997, among
                           the Registrant, Cruises, Inc. and Holley Christen.(4)
                           Employment Agreement, dated July 22, 1997, among
                           the Registrant, Cruises Only, LLC and Wayne
                           Heller.(4)
                           Employment Agreement, dated July 22, 1997, among
                           the Registrant, Cruises Only, LLC and Judy Heller.(4)
                           Employment Agreement, dated July 22, 1997, among
                           the Registrant, Travel 800, LLC and Susan Parker.(4)
              10.2         Form of Indemnification Agreement, dated July 28,
                           1997, between the Registrant and each of the persons
                           set forth on the schedule thereto.(4)
              10.3         1997 Long Term Incentive Plan.(3)
              10.4         Non-Employee Directors' Stock Plan.(3)
              10.6         Employment Agreement, dated July 25, 1997, between
                           the Registrant and Suzanne B. Bell.(4)
              10.7         Employment Agreement, dated as of July 25, 1997,
                           between the Registrant and Maryann Bastnagel.(4)
              10.8         Credit Agreement, dated as of October 15, 1997, by
                           and between the Registrant and NationsBank, N.A.(4)
              10.9         Stock Purchase Agreement, dated as of October 28,
                           1997, among the Registrant, CruiseOne, Inc., Anthony
                           J. Persico and Charlotte Luna, as amended.(5)
              10.10        Stock Purchase Agreement, dated as of October 28,
                           1997, among the Registrant, Cruise World, Inc., and
                           the sellers named therein, as amended.(5)
              10.11        Stock Purchase Agreement, dated as of October 28,
                           1996, among the Registrant, Ship `N' Shore Cruises,
                           Inc., Cruise Time, Inc., SNS Coachline, Inc., Cruise
                           Mart, Inc., SNS Travel Marketing, Inc. and Natalee
                           Stutzman, as amended.(5)
              10.12        Asset Purchase Agreement, dated as of February 9,
                           1998, among the Registrant, Gold Coast Travel Agency
                           Corporation, Inc. and Rhea Sherota.(6)
              10.13        Employment Agreement, dated as of January 19, 1998,
                           between the Registrant and John C. De Lano.(7)
              10.14        Stock Purchase Agreement, dated March 31, 1998, among
                           the Registrant, The Cruise Line, Inc. and the
                           shareholders named therein.(8)
              10.15        Employment Agreement, dated as of April 1, 1998,
                           among the Registrant and Spencer Frazier.(9)
              10.16        Purchase Agreement by and among the Registrant and
                           Lexington Services Associates, Ltd., a Texas limited
                           partnership (the "Partnership"), and the
                           Partnership's partners dated as of June 1, 1998.(9)
              10.17        Employment Agreement, dated as of July 25, 1998,
                           between the Registrant and George Del Pino(10)
              10.18        Purchase Agreement dated as of January 8, 1999, among
                           the Registrant, AHI International Corporation,
                           Richard D. Small and Arlene P. Small. (12)
              11           Schedule of Computations of Earnings Per Share.(14)
              21           Subsidiaries of the Registrant.(14)
              23.1         Consent of Arthur Andersen LLP.(14)
              23.2         Consent of Ernst & Young LLP.(14)
              27           Financial Data Schedule(14)
              99.1         The Registrant's Registration Statement on Form S-1
                           (File No. 333-56567).(13)
              99.2         The Registrant's Proxy Statement for the 1998 Annual
                           meeting of Stockholders of the Registrant held on July 28, 1998.(13)

              99.3 The Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.(13)
              99.4 The Registrant's Registration Statement on Form S-3 (File No. 333-61337).(13)

------------

(1) Incorporated by reference to the same Exhibit number filed on May 14, 1997, with the Registrant's Registration Statement on Form S-1 (File No. 333-27125).
(2) Incorporated by reference to the same Exhibit number filed on July 1, 1997 with the Registrant's Registration Statement on Form S-1 (File No. 333-27125).
(3) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(4) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report for the quarter ended September 30, 1997.
(5) Incorporated by reference to the exhibit filed on November 19, 1997 with the Registrant's Form 8-K.
(6) Incorporated by reference to the exhibit filed on February 9, 1998 with the Registrant's Form 8-K.
(7) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
(8) Incorporated by reference to the exhibit filed on March 31, 1998 with the Registrant's Form 8-K.
(9) Incorporated by reference to the same exhibit number filed with the Registrant's Registration Statement on Form S-1 (File No. 333-56567).
(10) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(11) Incorporated by reference to the exhibit filed on February 1, 1999 with the Registrant's Form 8-K.
(12) Incorporated by reference to the exhibit filed on February 16, 1999 with the Registrant's Form 8-K.
(13) Incorporated by reference to the same exhibit number filed with the Registrant's Registration Statement on Form 10-12g (File
         No. 001-13155).
(14)     Filed Herewith.

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Delray Beach, State of Florida, on the 30th day of March, 1999.

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

        SIGNATURE                                             TITLE                                       DATE
        ---------                                             -----                                       ----
        /s/JOSEPH V. VITTORIA
        ------------------------
        Joseph V. Vittoria         Chairman of the Board, Chief Executive Officer, Director              March 30, 1999
                                   (Principal Executive Officer)

        /s/JILL M. VALES
        ------------------------
        Jill M. Vales              Senior Vice President, Chief Financial Officer                        March 30, 1999
                                   (Principal Financial Officer and Principal Accounting Officer)

        /s/ROBERT G. FALCONE
        ------------------------
        Robert G. Falcone          Director                                                              March 30, 1999

        /s/WAYNE HELLER
        ------------------------
        Wayne Heller               Director                                                              March 30, 1999

        /s/IMAD KHALIDI
        ------------------------
        Imad Khalidi               Director                                                              March 30, 1999

        /s/JOHN PRZYWARA
        ------------------------
        John Przywara              Director                                                              March 30, 1999

        /s/ELAN BLUTINGER
        ------------------------
        Elan Blutinger             Director                                                              March 30, 1999

        /s/FRASER BULLOCK
        ------------------------
        Fraser Bullock             Director                                                              March 30, 1999

        /s/TOMMASO ZANZOTTO
        ------------------------
        Tommaso Zanzotto           Director                                                              March 30, 1999

                                 EXHIBIT INDEX
EXHIBIT        DESCRIPTION
-------        -----------
  11           Schedule of Computations of Earnings Per Share.
  21           Subsidiaries of the Registrant.
  23.1         Consent of Arthur Andersen LLP.
  23.2         Consent of Ernst & Young LLP.
  27           Financial Data Schedule