Form 10-Q
period 1999-03-31
TRAVEL SERVICES INTERNATIONAL INC
filed 1999-05-17
CIK 1039064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

Yes  X   No  __

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of May 13, 1999, was 13,795,658.

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

Item 1.           Consolidated Financial Statements...............................................................3

                  Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999 .........................3

                  Consolidated Statements of Income for the Three Months Ended
                  March 31, 1998 and 1999 ........................................................................4

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 1998 and 1999...................................................................5

                  Notes to Consolidated Financial Statements......................................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................................20

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................21

Item 2.           Changes in Securities and Use of Proceeds......................................................21

Item 3.           Defaults Under Senior Securities...............................................................21

Item 4.           Submission of Matters to a Vote of Security Holders............................................21

Item 5.           Other Information..............................................................................21

Item 6.           Exhibits and Reports on Form 8-K...............................................................22

SIGNATURES.......................................................................................................23


PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                           DECEMBER 31,        MARCH 31,
                                                               1998              1999
                                                           ------------        ---------
                       ASSETS

Current Assets:
  Cash and cash equivalents                                   $ 26,084           $ 36,373
  Accounts receivable, net                                      15,460             20,271
  Receivables from affiliates and employees                        250                312
  Prepaid expenses                                               3,380             12,704
  Prepaid income taxes                                           2,920              3,239
  Deferred income taxes                                            827              1,031
  Other current assets                                           1,476              1,739
                                                              --------           --------
     Total current assets                                       50,397             75,669

Property and equipment, net                                     22,504             26,806
Goodwill, net                                                  105,773            142,864
Notes receivable from employees                                    410                325
Other assets                                                     1,045              1,372
                                                              --------           --------
     Total assets                                             $180,129           $247,036
                                                              ========           ========

            LIABILITIES AND STOCKHOLDERS'
                       EQUITY

Current Liabilities:
  Current maturities of long-term debt                             257                274
  Trade payables and accrued expenses                           27,412             60,738
                                                              --------           --------
     Total current liabilities                                  27,669             61,012

Borrowings under line of credit                                      -             24,000
Long-term debt, net of current portion                           2,888              2,817
Deferred income taxes                                            3,774              4,273
Other long-term liabilities                                        501                431
                                                              --------           --------
     Total liabilities                                          34,832             92,533
                                                              --------           --------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized;
  none outstanding
Common stock, $0.01 par value; 50,000,000 shares authorized;
  13,376,969 and 13,795,658 shares outstanding, respectively       134                138
Additional paid-in capital                                     129,623            137,830
Retained earnings                                               15,540             16,535
                                                              --------           --------
     Total stockholders' equity                                145,297            154,503
                                                              --------           --------
     Total liabilities and stockholders' equity               $180,129           $247,036
                                                              ========           ========

The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                 1998              1999
                                                            ----------         ----------
Net revenues                                                $   26,223         $   41,352
Operating expenses                                              14,573             26,331
     Gross profit                                               11,650             15,021
                                                            ----------         ----------

General and administrative expenses                              7,414             12,595
Goodwill amortization                                              407              1,003
                                                            ----------         ----------
     Income from operations                                      3,829              1,423

Other income (expense), net                                        (29)               230
                                                            ----------         ----------
     Income before provision for income taxes                    3,800              1,653

Provision for income taxes                                       1,596                661
                                                            ----------         ----------
     Net income                                             $    2,204         $      992

                                                            ==========         ==========

Basic earnings per share                                    $     0.20         $     0.07
                                                            ==========         ==========

Diluted earnings per share                                  $     0.19         $     0.07
                                                            ==========         ==========

Shares used in computing basic earnings per share           10,951,543         13,664,325
                                                            ==========         ==========

Shares used in computing diluted earnings per share         11,342,337         14,019,160
                                                            ==========         ==========

The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               THREE MONTH PERIOD ENDED MARCH 31,
                                                                     1998               1999
                                                                    -------           --------
Cash flows from operating activities:
      Net income                                                    $ 2,204           $    992
      Adjustments to reconcile net income to net
      cash provided by operating activities:
           Depreciation and amortization                                867              1,855
           Amortization of unearned compensation                          3                  8
           Interest rate swap                                             -               (280)
           Deferred tax provision (benefit)                            (387)             2,174
           Changes in operating assets and liabilities:
                Accounts receivable                                  (1,731)            (3,576)
                Receivables and notes from affiliates and employees     868               (337)
                Prepaid taxes and expenses                             (212)               725
                Other current assets                                   (338)              (168)
                Trade payables and accrued expenses                  13,583             13,334
                                                                    -------           --------
            Net cash provided by operating activities                14,857             14,727
                                                                    -------           --------

 Cash flows from investing activities:
      Capital expenditures                                             (789)            (4,393)
      Proceeds from sale of property and equipment                        -                  6
      Cash paid for acquisitions, net of cash acquired               (8,249)           (24,335)
                                                                    -------           --------
            Net cash used in investing activities                    (9,038)           (28,722)
                                                                    -------           --------
 Cash flows from financing activities:
      Proceeds from long-term debt and lines of credit                8,600             24,000
      Payments on long-term debt and lines of credit                   (260)               (65)
      Net proceeds from options exercised                                 -                349
                                                                    -------           --------
            Net cash provided by financing activities                 8,340             24,284
                                                                    -------           --------
 Net increase in cash and cash equivalents                           14,159             10,289
 Cash and cash equivalents, beginning of period                       8,451             26,084
                                                                    -------           --------
 Cash and cash equivalents, end of period                          $ 22,610           $ 36,373
                                                                   ========           ========
 Supplemental cash flow information:
      Cash paid for interest                                          $ 241              $ 365
                                                                   ========           ========

   The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

Travel Services International, Inc. and its subsidiaries (the "Company") provide specialized distribution of leisure travel products and services. The Company was founded in April 1996 and on July 28, 1997 the Company consummated its initial public offering of common stock and acquired five specialized distributors of travel services (the "Founding Companies") in separate combination transactions which were accounted for using the purchase method of accounting (the "Combinations").

Auto Europe, one of the Founding Companies, has been designated as the "accounting acquiror" for financial statement presentation purposes in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 97, which states that the combining company which receives the largest portion of voting rights in the combined corporation is presumed to be the acquiror for accounting purposes. Accordingly, the financial statements for each period presented represent those of Auto Europe and four companies acquired in 1997 and four companies acquired in 1998 under transactions accounted for using the pooling of interests method of accounting (the "1997 Pooling Acquisitions" and the "1998 Pooling Acquisitions", respectively), as well as balances and transactions of the Company and four other Founding Companies since July 28, 1998 and other companies acquired and accounted for using the purchase method of accounting subsequent to the date of acquisition.

The interim consolidated financial statements as of March 31, 1999 and for the three month periods ended March 31, 1998 and 1999 are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows with respect to interim financial statements, have been included. Operating results for interim periods are not necessarily indicative of the results for full years as a result of seasonality and other factors.

The financial statements included herein should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto (the "1998 Consolidated Financial Statements"), and Management's Discussion and Analysis of Financial Condition and Results of Operations related thereto, which are included in the Company's Form 10-K for the year ended December 31, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to the 1998 Consolidated Financial Statements.

The Company follows Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. For all periods presented, there were no differences between reported net income on the consolidated financial statements and comprehensive income.

The Company follows Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way information about reporting segments is reported in financial statements and establishes standards for related disclosures about products and services, geographical areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments include cruise, outbound, lodging and other.

In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued which establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met. The statement is effective for fiscal years beginning after June 15, 1999. Management believes the impact of adopting this statement in 1999 will not have a material effect upon the Company's results of operations or financial position.

3. REPORTING SEGMENTS

1998                                     CRUISE      OUTBOUND  LODGING OTHER        ADJUSTING    TOTAL
                                                                                      AND REC.
                                                                                     ITEMS (1)
                                        --------     --------  ------- ------     ------------
Net revenues                            $12,347     $11,265     $-     $2,611         $-        $26,223
Operating expenses                        5,700       7,320      -      1,553          --        14,573
                                        --------    --------    --     -------    -------      --------
Gross profit                              6,647       3,945      -      1,058          --        11,650

General and administrative expenses       3,081       1,429      -        600       2,304         7,414
Goodwill amortization                        --          --      -         --         407           407
                                        -------     -------     --     ------     -------      --------
Income from operations                    3,566       2,516      -        458      (2,711)        3,829

Other income (expense), net                  --          50      -         38        (117)          (29)
                                        -------     -------     --     ------     -------      --------
Net Income before income taxes            3,566       2,566      -        496      (2,828)        3,800

Provision for income taxes                   --          --      -         --       1,596         1,596
                                        -------     -------     --     ------     -------      --------
Net income                              $ 3,566     $ 2,566     $-     $  496     $(4,424)     $  2,204
                                        =======     =======     ==     ======     =======      ========


1999                                     CRUISE      OUTBOUND  LODGING OTHER        ADJUSTING    TOTAL
                                                                                      AND REC.
                                                                                     ITEMS (1)
                                        --------     --------  ------- ------     ------------

Net revenues                            $15,500     $14,928     $4,853      $6,071         $-   $41,352
Operating expenses                       10,381       9,230      2,891       3,829          -    26,331
                                        -------     -------     ------     -------    -------   -------
Gross profit                              5,119       5,698      1,962       2,242          -    15,021

General and administrative expenses       4,569       2,019      1,213         928      3,866    12,595
Goodwill amortization                         -           -          -           -      1,003     1,003
                                        -------     -------     ------     -------    -------    ------
Income from operations                      550       3,679        749       1,314     (4,869)    1,423

Other income (expense), net                 124         221         11          77       (203)      230
                                        -------     -------     ------     -------    -------    ------
Net Income before income taxes              674       3,900        760       1,391     (5,072)    1,653

Provision for income taxes                    -           -          -           -        661       661
                                        -------     -------     ------     -------    -------    ------
Net income                                 $674      $3,900       $760      $1,391    $(5,733)     $992
                                        =======     =======     ======     =======    =======    ======

(1) Adjusting and reconciling items includes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters. On a consolidated basis, inter-segment sales were immaterial.

4. LONG-TERM DEBT AND CREDIT FACILITY

The Company has a credit facility agreement with NationsBank, N.A. ("NationsBank") with respect to a $30 million revolving line of credit (the "Credit Facility") and a term loan facility of $2.1 million (the "Term Loan"). Borrowings under the Credit Facility and the Term Loan are due October 15, 2000 and October 5, 2000, respectively. The Credit Facility may be used for acquisitions, letters of credit and for capital expenditures (including but not limited to investments in technology) and general corporate purposes, which in the aggregate may not exceed $5 million. As of March 31, 1999, there were outstanding borrowings of $24 million and letters of credit totaling $5.6 million under the Credit Facility. All amounts repaid under the Credit Facility may be reborrowed. Interest on outstanding balances of the Credit Facility and the Term Loan are computed based on the Eurodollar Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios. During 1998 and 1999, the margin was 1.25%.

The Credit Facility requires the Company to secure an interest rate hedge on fifty percent of the outstanding principal amount borrowed under the Credit Facility and one hundred percent of the outstanding balance on the Term Loan. As of March 31, 1999, the Company had outstanding interest rate swap hedge agreements totaling $16.4 million that mature in October 2000, of which $2.1 million related to the Term Loan and $14.3 million to borrowings under the Credit Facility. Interest rate swap hedge agreements totaling $14.3 million were not liquidated when related borrowings under the Credit Facility were repaid during 1998 and, accordingly, an unrealized loss of approximately $280,000 was accrued at December 31, 1998. This unrealized loss was reversed in 1999 when $24 million was borrowed under the Credit Facility.

The Credit Facility is secured by substantially all the assets of the Company and requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. At March 31, 1999, the Company was in compliance with the loan covenants or obtained waivers for any instances of non-compliance.

On March 26, 1999, NationsBank agreed to increase the amount of the Credit Facility to $35 million and to amend certain provisions and debt covenants, subject to certain documentation and closing conditions, including but not limited to extending the term of the Credit Facility and the Term Loan to October 2001, permitting letters of credit not to exceed $10 million in the aggregate and making the full Credit Facility available for general corporate purposes.

5. ACQUISITIONS, PRO FORMA RESULTS AND CAPITAL STOCK

Since November 1997, the Company has acquired eight operating companies under transactions accounted for using the pooling of interests method of accounting. The 1997 Pooling Acquisitions include Cruise World, Inc., CruiseOne, Inc., The Anthony Dean Corporation (d/b/a Cruise Fairs of America) and Ship `N' Shore Cruises, Inc. The aggregate consideration paid in connection with such acquisitions was 1,351,704 shares of common stock. The 1998 Pooling Acquisitions include CruiseMasters, Inc., Landry & Kling, Inc., Goodfellow Enterprises, Inc. (dba The Travel Company), and Cruise Outlets of the Carolinas, Inc. The aggregate consideration paid in connection with such acquisitions was 645,640 shares of common stock.

Aggregate net revenues of $1.6 million and income before taxes of $401,000 included in the accompanying consolidated statement of income for the three month period ended March 31, 1998 were generated prior to the closing dates of the 1998 Pooling Acquisitions.

From December 1997 through 1998, in addition to the Combinations, the Company acquired one software development company and seven operating companies under transactions accounted for using the purchase method of accounting. The operating companies acquired include Lexington Services Associates, Ltd. ("Lexington"), Trax Software, Inc., Diplomat Tours, Inc., Gold Coast Travel Agency Corporation, The Cruise Line, Inc., ABC Corporate Services ("ABC") and 1-800-CRUISES, Inc. Accordingly, the financial results of these operating companies have been included in the accompanying financial statements from the date of acquisition. The aggregate consideration paid for these acquisitions, excluding consideration paid for Lexington, was 255,107 shares of common stock and $26.5 million in cash.

Effective June 1, 1998, the Company acquired all of the outstanding partnership interests of Lexington. The aggregate consideration paid was 283,990 shares of common stock and $24 million in cash, including $4 million in contingent consideration paid in 1998. Lexington is an electronic hotel reservation services company. The acquisition is accounted for using the purchase method of accounting. The historical operations of Lexington are significant when compared to the historical operations of the Company.

Effective February 1, 1999, the Company acquired all of the outstanding capital stock of AHI International Corporation ("AHI"). The aggregate consideration paid was 145,400 shares of common stock and $24 million in cash. AHI develops, markets and sells packaged European vacations to individuals that are members of over 200 university and college alumni associations. AHI is also a longstanding provider of alumni tour packages to college bowl games. The acquisition is accounted for using the purchase method of accounting. The historical operations of AHI are significant when compared to the historical operations of the Company.

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

The following are unaudited pro forma combined results of operations of the Company, Lexington and AHI for the three month periods ended March 31, 1998 and 1999, as if the acquisitions of Lexington and AHI had occurred on January 1, 1998 (in thousands, except per share data):

                                                        1998          1999
                                                        ----          ----

           Net revenues                                $31,022      $41,869
                                                       =======      =======

           Net income                                   $2,384        $ 494
                                                        ======        =====

           Pro forma diluted earnings per share          $0.20        $0.04
                                                         =====        =====

           Weighted average shares outstanding       12,076,838  14,067,627
                                                     ==========  ==========

These unaudited pro forma combined results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, increased interest expense on acquisition debt and certain contractual adjustments to salaries, bonuses, management fees and benefits to former owners to which such persons have agreed prospectively. They do not purport to be indicative of the results of operations which actually would have resulted had the acquired companies been under common control prior to the date of the acquisition or which may result in the future.

On July 21, 1998, the Company consummated a secondary stock offering. An aggregate of 4,025,000 shares of common stock were registered and sold, including 2,025,000 shares of common stock sold by the Company and 2,000,000 shares of common stock sold by certain selling stockholders. All of the shares of common stock were sold to the public at a price of $34.50 per share. Net proceeds to the Company from the secondary stock offering (after deducting underwriting discounts and commissions and estimated offering expenses) were approximately $65.6 million, of which $28.6 million was used to repay borrowings under the Credit Facility. The Company did not receive any proceeds from shares sold by selling stockholders.

5. EARNINGS PER SHARE

The Company follows Statement of Financial Accounting Standard No. 128, "Earnings Per Share". Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents.

A reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share for the three month periods ended March 31, 1998 and 1999 is as follows:

                                                    1998             1999
                                                    ----             ----

           Basic common shares outstanding       10,951,543       13,664,324
           Dilutive effects of stock options        390,794          354,836
                                                 ----------       ----------
           Dilutive shares outstanding           11,342,337       14,019,160
                                                 ==========       ==========

Options totaling 576,672 at March 31, 1999 were not included as the inclusion would have been anti-dilutive.

6. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal actions arising in the ordinary course of business. The Company believes that none of the actions currently pending will have a material adverse effect on its business, financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with (i) the Company's Consolidated Financial Statements and related Notes thereto included elsewhere in this Report and (ii) the 1998 Consolidated Financial Statements and related Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations related thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Statements contained in this discussion regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The forward looking statements are subject to numerous risks and uncertainties to the Company. See Part II, Item 5, Risk Factors and Qualification of Forward Looking Statements.

INTRODUCTION

The Company is a leading specialized distributor of leisure travel products including cruise vacations, vacation packages, domestic and international airline tickets and European auto rentals, and is a leading provider of travel services such as electronic hotel reservation services, specialized hotel programs and services and incentive travel programs. The Company does not record the gross amount of the travel products and services sold to consumers and travel agents, but rather records the commission and fee revenue received by the Company from travel providers and customers.

The Company, following its initial public offering and the Combinations of the Founding Companies in July 1997, focused for the remainder of 1997 on forming a corporate headquarters, developing a technology strategy and acquiring operating companies. During 1998, the Company focused on developing strategic software applications, creating a marketing and branding strategy, expanding call centers for cruise and domestic air operations, centralizing certain activities at corporate headquarters and acquiring additional operating companies. During 1999, the Company plans to focus on expanding its presence and on-line booking capabilities on the Internet, further developing and rolling out its strategic software applications, integrating its cruise segment operations, maximizing revenue opportunities and improving call center operations. In 1999, the Company anticipates making certain investments and further integrating its operations to strategically position the Company for the future.

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

The outbound segment is comprised of operating companies distributing European auto rentals, international airline tickets and international vacation packages. Net revenues include commissions and markups. The Company records net revenue when the reservation is booked and ticketed except for international tour packages for which net revenue is recorded when the tour departs. The Company provides an allowance for cancellations, reservation changes and currency exchange guarantees, which is based on historical experience.

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

The other segment is comprised of operating companies providing domestic airline tickets and incentive travel programs. Net revenues include commissions, markups, volume overrides and segment, processing and delivery fees. The Company records net revenue when the reservation is booked and ticketed for domestic airline tickets, when the customer is no longer entitled to a full refund of the cost of the incentive cruise, which is generally 45 to 90 days prior to the cruise departure date and ratably over estimated economic lives of incentive travel programs. The Company provides an allowance for cancellations, which is based on historical experience.

For the above segments, operating expenses include compensation of sales and sales support personnel, commissions and remuneration paid to travel agents and alumni associations, credit card merchant fees, telecommunications, mail, courier, marketing and other expenses that vary with revenues. Commissions and remuneration to travel agents and alumni associations, respectively, are typically based on a percentage of the gross amount of the travel services sold. The Company's sales personnel are compensated either on an hourly basis, a commission basis or a combination of the two, with the majority of agents receiving a substantial portion of their compensation based on sales generated. The Company's independent contractors selling cruises receive a portion of the commissions earned by the Company. Conversely, the Company receives as a royalty a portion of commissions earned by its franchisees selling cruises. General and administrative expenses include compensation and benefits to management, professional and administrative employees, fees for professional services, rent, information services, depreciation, travel and entertainment, office services, and other overhead costs.

The financial results presented by reporting segment represent the historical information of the Company in the manner in which the Company's management internally disaggregates financial information for the purpose of assisting in making operational decisions. Excluded from the four reporting segments are goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled by and recorded at corporate headquarters.

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

CONSOLIDATED FINANCIAL REVIEW

The following table sets forth certain historical consolidated financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                                                         THREE MONTHS ENDED MARCH 31,
                                                            --------------------------------------------------------
                                                                      1998                          1999
                                                            --------------------------    --------------------------
Net revenues                                                  $ 26,223       100.0%       $41,352       100.0%
Operating expenses                                              14,573        55.6         26,331        63.7
                                                              --------       -----        -------       -----
Gross profit                                                    11,650        44.4         15,021        36.3
General and administrative expenses                              7,414        28.3         12,595        30.5
Goodwill amortization                                              407         1.5          1,003         2.4
                                                              --------       -----        -------       -----
Income from operations                                           3,829        14.6          1,423         3.4
Other income (expense), net                                        (29)        (.1)           230          .6
                                                              --------       -----        -------       -----
Income before provision for income taxes                         3,800        14.5          1,653         4.0
Provision for income taxes                                       1,596         6.1            661         1.6
                                                              --------       -----        -------       -----
Net income                                                   $   2,204         8.4%       $   992         2.4%
                                                             =========       =====        =======       =====
Diluted earnings per share                                   $    0.19                    $  0.07
                                                             =========                    =======

The Company reported net income of $992,000, or $0.07 diluted earnings per share in 1999, compared to net income of $2.2 million, or $0.19 diluted earnings per share in 1998. Net revenues increased 57.7% as compared to 1998, as a result of acquisitions and increases in transaction volumes and net revenue per transaction. Of the 57.7% increase in net revenues, 21.6% was from internal growth (which excludes the impact of acquisitions made subsequent to January 1, 1998 accounted for using the purchase method of accounting.) However, profitability declined primarily as a result of a decreased gross profit margin in the cruise reporting segment and increased general and administrative expenses.

Gross profit margin decreased in 1999 primarily as a result of increased marketing, compensation and other operating costs within the cruise reporting segment. In addition, the overall gross profit margin declined as a result of a change in the relative net revenues by reporting segment compared to 1998; and specifically, gross profit margin declined as a result of acquiring companies in the lodging segment and from an increase in the sales volume of domestic airline tickets within the other reporting segment.

General and administrative expenses increased $5.2 million, or 70%, in 1999, of which $2.6 million was attributable to companies acquired in 1998 and 1999 accounted for using the purchase method of accounting, $1.5 million was attributable to increased costs at corporate headquarters and $1.1 million was attributable to increased costs at other operating companies, primarily in the cruise reporting segment. The increase at corporate headquarters was the result of various centralization initiatives introduced over the course of 1998 and 1999 and non-capitalizable operating costs associated with technology and telecommunications initiatives. The Company expects its expenses associated with technology will continue to increase in 1999 as more systems are rolled out and once capitalized software costs are amortized as particular software releases are ready for their intended use.

Goodwill amortization increased $596,000 in 1999 as a result of several acquisitions in 1998 and 1999 accounted for under the purchase method of accounting.

Provision for income taxes, as a percentage of income before provision for income taxes, was 40% in 1999 and 42% in 1998. The decrease in the effective tax rate is the result of certain corporate restructuring initiatives undertaken by the Company which have resulted in a reduction of the Company's effective tax rate in 1999.

CRUISE REPORTING SEGMENT FINANCIAL REVIEW

The following table sets forth certain historical financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                                                         THREE MONTHS ENDED MARCH 31,
                                                            --------------------------------------------------------
                                                                      1998                          1999
                                                            --------------------------    --------------------------
Net revenues                                                     $12,347     100.0%        $15,500     100.0%
Operating expenses                                                 5,700      46.2          10,381      67.0
                                                                 -------     -----         -------     -----
Gross profit                                                       6,647      53.8           5,119      33.0
General and administrative expenses                                3,081      24.9           4,569      29.5
                                                                 -------     -----         -------     -----
Income from operations                                             3,566      28.9             550       3.5
Other income (expense), net                                                      -             124        .8
                                                                 -------     -----         -------     -----
Income before provision for income taxes (1)                     $ 3,566     28.9%         $   674       4.3%
                                                                 =======     =====         =======     =====

(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

The cruise reporting segment reported income before income taxes of $674,000 in 1999 compared to $3.6 million in 1998. The decrease in profitability was the result of a decline in the gross profit margin and increased general and administrative expenses. Net revenues increased 25.5% in 1999 compared to 1998, primarily because of acquisitions, increased sales volume and increased net revenue per transaction. Of the 25.5% increase in net revenues, 9.8% was from internal growth. The increase in net revenue per transaction was the result of selling cruises with higher average package prices due to product mix offset in part by lower base commissions. Lower base commissions were the result of cruise line contracts for 1999 which provided, in some cases, a base commission that is one or two percentage points less than in effect for 1998. This decrease in base commission may be offset by incremental override commissions which, if achieved, would be recorded in the fourth quarter of 1999. However, based on current trends, the Company anticipates volume levels required to achieve override commissions will not be achieved.

Gross profit margin decreased in 1999 as a result of increased marketing, compensation and other operating costs. The Company, based in part on the significant internal growth experienced in the cruise reporting segment in 1998, substantially increased marketing expenditures and the number of sales personnel at its cruise call centers. Despite these initiatives, cruise transaction volumes during the first quarter of 1999 were moderate and significantly lower than expected. The Company believes the decreased growth rate in the cruise reporting segment resulted primarily from lower than expected consumer acceptance of new Company marketing programs as well as unexpected softness in the cruise industry compared to growth rates for the industry in 1998, particularly for Alaskan and European destinations. The Company is reviewing measures which it believes it will be able to take to reduce operating costs as a percentage of net revenues for the remainder of 1999.

General and administrative expenses increased $1.5 million, or 48.3%, in 1999. General and administrative expenses increased as a percentage of net revenues primarily as a result of acquisitions and expansion of cruise call centers in anticipation of significant sales volume growth.

OUTBOUND REPORTING SEGMENT FINANCIAL REVIEW

The following table sets forth certain historical financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                                                         THREE MONTHS ENDED MARCH 31,
                                                            --------------------------------------------------------
                                                                      1998                          1999
                                                            --------------------------    --------------------------
Net revenues                                                  $ 11,265      100.0%        $14,928       100.0%
Operating expenses                                               7,320       65.0           9,230        61.8
                                                              --------      -----         -------       -----
Gross profit                                                     3,945       35.0           5,698        38.2
General and administrative expenses                              1,429       12.7           2,019        13.5
                                                              --------      -----         -------       -----
Income from operations                                           2,516       22.3           3,679        24.7
Other income (expense), net                                         50         .4             221         1.4
                                                              --------      -----         -------       -----
Income before provision for income taxes (1)                  $  2,566       22.7%        $ 3,900        26.1%
                                                              ========      =====         =======       =====

(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

Outbound reporting segment reported income before taxes of $3.9 million in 1999, compared to $2.6 million in 1998. Net revenues increased 32.5% in 1999 compared to 1998, primarily because of acquisitions and increased sales volume. Of the 32.5% increase in net revenues, 17.9% was from internal growth.

Gross profit margin improved in 1999 a result of the lower commissions, remuneration and telephone costs per transaction. Commission and remuneration expense decreased as a result of increased sales directly to consumers and the impact of an acquisition in 1999, which provides remuneration to alumni associations at a rate lower than commissions paid to travel agencies. Telephone costs as a percentage of net revenues decreased in 1999 from lower rates.

General and administrative expenses increased $590,000, or 41.3%, in 1999 primarily as a result of acquisitions.

LODGING REPORTING SEGMENT FINANCIAL REVIEW

The following table sets forth certain historical financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                                   THREE MONTHS
                                                  ENDED MARCH 31,
                                                  ---------------
                                                        1999
                                                 -------------------
Net revenues                                     $4,853       100.0%
Operating expenses                                2,891        59.6
                                                 ------       -----
Gross profit                                      1,962        40.4
General and administrative expenses               1,213        25.0
                                                 ------       -----
Income from operations                              749        15.4
Other income (expense), net                          11          .3
                                                 ------       -----
Income before provision for income taxes (1)     $  760        15.7%
                                                 ======       =====

(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

Lodging reporting segment reported income before taxes of $760,000 in 1999. Lexington and ABC were acquired in June and July 1998, respectively, and were accounted for using the purchase method of accounting.

OTHER REPORTING SEGMENT FINANCIAL REVIEW

The following table sets forth certain historical financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                                          THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------------------
                                                           1998                  1999
                                                   --------------------   --------------------
Net revenues                                       $2,611        100.0%   $6,071        100.0%
Operating expenses                                  1,553         59.5     3,829         63.1
                                                   ------        -----    ------        -----
Gross profit                                        1,058         40.5     2,242         36.9
General and administrative expenses                   600         23.0       928         15.3
                                                   ------        -----    ------        -----
Income from operations                                458         17.5     1,314         21.6
Other income (expense), net                            38          1.5        77          1.3
                                                   ------        -----    ------        -----
Income before provision for income taxes (1)       $  496         19.0%   $1,391         22.9%
                                                   ======        =====    ======        =====

(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

Other reporting segment reported income before taxes of $1.4 million in 1999 compared to $500,000 in 1998. The other reporting segment includes three operating companies consisting of a domestic airline ticket specialized distributor, an incentive cruise specialized distributor, and LVI, a travel incentive promotions company acquired in February 1999. Net revenues increased 132.5% in 1999 as a result of the acquisition of the travel promotions company and an increase in sales volume. Of the 132.5% increase in net revenues, 86.6% was from internal growth., including an 84.2% increase in net revenue from the sale of domestic airline tickets.

Gross profit margin decreased in 1999 primarily as a result of increased compensation and advertising operating costs per ticket issued. The increase in compensation costs per airline ticket was the result of training periods and learning curves associated with the significant number of new sales agents and supervisors hired in late 1998 and early 1999 to prepare for the significant growth expected in 1999. The increase in domestic airline tickets sold was less than expected primarily because of delays in fully implementing Release 2.0 of Flight Attendant, the Company's reservation technology for domestic airline tickets. The implementation was completed in April 1999. The increase in advertising costs was attributable to a new newspaper advertising campaign for the 1-800-Fly-Cheap brand.

General and administrative expenses increased $328,000, or 54.7%, in 1999. General and administrative expenses increased as a result of the acquisition of LVI and increased costs at the domestic airline ticket specialized distributor. Excluding the acquisition of LVI, general and administrative expenses increased $191,000, or 31.8%. Facilities and the management team at the domestic airline ticket specialized distributor were expanded in late 1998 in anticipation of significant sales growth.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL TRANSACTIONS, INCLUDING ACQUISITIONS

The Company's three primary sources of liquidity and capital resources are cash flow from operating activities, borrowings under its Credit Facility and issuances of common stock.

For the periods ended March 31, 1998 and 1999, net cash provided by operating activities was $14.9 million and $14.7 million, respectively, capital expenditures were $800,000 and $4.4 million, respectively, borrowings under the Credit Facility, Term Loan and other loans were $8.6 million and $24.0 million, respectively, repayment of debt was $260,000 and $65,000, respectively and cash paid for acquisitions, net of cash acquired, was $8.2 million and $24.3 million, respectively.

The Company expects to spend an aggregate of $17 million during 1999 for capital expenditures, including approximately $9 million for development of "Universal Technology" software applications for internal use. The remainder of the 1999 capital budget relates to purchases of computer hardware and personal computers, telecommunications equipment, leasehold and building improvements and furniture and fixtures. Capital expenditures in 1999 totaled $4.4 million, of which $2.8 million relates to development of "Universal Technology" software applications for internal use. As of March 31, 1999, capitalized internal use software totals $9.8 million. An assessment of the Company's Year 2000 preparedness is discussed below.

The Company believes that current cash balances of the Company, together with cash flow from operating activities and borrowings under its Credit Facility, should be adequate to meet the Company's capital requirements over the next 9 to 12 months. However, future acquisitions and/or other investments in connection with the Internet or other initiatives, depending on their size and the method of financing, may affect the Company's liquidity and capital requirements during that time.

LONG-TERM DEBT AND CREDIT FACILITY

The Company has a credit facility agreement with NationsBank, N.A. ("NationsBank") with respect to a $30 million revolving line of credit (the "Credit Facility") and a term loan facility of $2.1 million (the "Term Loan"). Borrowings under the Credit Facility and the Term Loan are due October 15, 2000 and October 5, 2000, respectively. The Credit Facility may be used for acquisitions, letters of credit, and for capital expenditures (including but not limited to investments in technology) and general corporate purposes, which in the aggregate may not exceed $5 million. As of March 31, 1999, there were outstanding borrowings of $24 million and letters of credit totaling $5.6 million under the Credit Facility. All amounts repaid under the Credit Facility may be reborrowed. Interest on outstanding balances of the Credit Facility and the Term Loan are computed based on the Eurodollar Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios. During 1998 and 1999, the margin was 1.25%.

The Credit Facility requires the Company to secure an interest rate hedge on fifty percent of the outstanding principal amount borrowed under the Credit Facility and one hundred percent of the outstanding balance on the Term Loan. As of March 31, 1999, the Company had outstanding interest rate swap hedge agreements totaling $16.4 million that mature in October 2000, of which $2.1 million related to the Term Loan and $14.3 million to borrowings under the Credit Facility. Interest rate swap hedge agreements totaling $14.3 million were not liquidated when related borrowings under the Credit Facility were repaid during 1998 and, accordingly, an unrealized loss of approximately $280,000 was accrued at December 31, 1998. This unrealized loss was reversed in 1999 when $24 million was borrowed under the Credit Facility.

The Credit Facility is secured by substantially all the assets of the Company and requires the Company to comply with various loan covenants, which include maintenance of certain financial ratios, restrictions on additional indebtedness and restrictions on liens, guarantees, advances, capital expenditures, sale of assets and dividends. At March 31, 1999, the Company was in compliance with the loan covenants or obtained waivers for any instances of non-compliance.

On March 26, 1999, NationsBank agreed to increase the amount of the Credit Facility to $35 million and to amend certain provisions and debt covenants, subject to certain documentation and closing conditions, including but not limited to extending the term of the Credit Facility and the Term Loan to October 2001, permitting letters of credit not to exceed $10 million in the aggregate and making the full Credit Facility available for general corporate purposes.

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

The Company employs a seven phase process methodology for the project: Phase 1 - Project Organization, Phase 2 Assessment (i.e., conducting an inventory and identifying areas of exposure), Phase 3 - Planning (i.e., developing project and contingency plans, establishing priorities, and developing strategies for correcting problems), Phase 4 - Correction, Phase 5 - Testing, Phase 6 - Implementation, and Phase 7 - Maintaining Compliance.

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

COSTS

The Company's total cost of Year 2000 remediation activities over the course of the project is anticipated to be approximately $2 million. These costs, which include capitalizable expenses such as hardware purchases, are spread across the operating companies and corporate headquarters and were incurred in 1998 or are budgeted for 1999. The Company's spending level on Year 2000 remediation is attributed in large part to the Company's strategy for the development and implementation of new common applications that will replace a significant portion of the Company's legacy systems. The Company expects to spend an aggregate of approximately $22 million for the development of these new applications between 1998 and 2000. The Year 2000 project costs do not include costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

RISKS

The Company utilizes IT and Non-IT systems in many aspects of its business and is dependent on a multitude of business partners. The assessment is based upon numerous assumptions as to future events. There can be no guarantee these estimates will prove accurate, and actual results could differ from those estimated if these assumptions are inaccurate. Risks associated with the Year 2000 include, but are not limited to, the following:

o Business partners that experience Year 2000 issues may be unable to provide goods or services to the Company, including those suppliers providing goods and services sold by the Company. Disruption of other services, such as electrical utilities, could also negatively impact the Company's operations.

o Packaged software vendors that provide inadequate solutions, corrections and testing.

o Project delays for the technology applications currently under development could impact overall Year 2000 compliance efforts and associated costs.

o Any internal applications, non-IT systems and IT infrastructure within the Company that have not been identified during the Inventory and Assessment phases of the Year 2000 project have the potential to cause a disruption in business. The Company has a high level of confidence that the vast majority of its systems have been identified and that risks associated with those systems have been identified.

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

ITEM 3. QUANTITATIVE AND QUALATATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and foreign currency fluctuations. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rate and fluctuations in the value of foreign currencies using a variety of financial instruments.

The Company has utilized derivative financial instruments to reduce financial market risks. The Company has managed its interest rate risk on its Credit Facility through use of interest rate swaps pursuant to which the Company has exchanged its floating rate interest obligations for fixed rates for at least 50% of the outstanding borrowings. The fixing of the interest rates offsets the Company's exposure to the uncertainty of floating interest rates during the term of the Credit Facility and Term Loan.

The Company has foreign currency denominated liabilities and reservation commitments to foreign travel providers. To mitigate potential adverse trends, the Company's operating strategy takes into account changes in exchange rates over time. Accordingly, for operating companies owned as of December 31, 1998 with foreign currency exposure, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency denominated liabilities and commitments. The principal currencies hedged are Italian Lira, Duetsche Marks, British Pounds and French Francs. The Company is currently evaluating the degree to which it will enter into contracts for foreign currency denominated liabilities and commitments related to AHI, an operating company acquired in February 1999.

It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

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

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended March 31, 1999.

ITEM 5. OTHER INFORMATION

MANAGEMENT CHANGES

Effective April 30, 1999, the Company appointed John Balson to the position of President and Chief Operating Officer reporting to Joseph V. Vittoria, Chairman and Chief Executive Officer of the Company. Mr. Balson has also been been appointed to the Company's Board of Directors. The Company also accepted the resignations, effective April 30, 1999, of its Chief Information Officer and its Chief Marketing Officer.

RISK FACTORS AND QUALIFICATION OF FORWARD LOOKING STATEMENTS

The Company is subject to various risks associated with its operations, strategies, management and industry, including the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In addition, the statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding future financial and operating performance and results, sales, revenue, individual reporting segments, marketing plans and initiatives, the Internet, acquisitions, operational initiatives, technology, the economy and other statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements. Past performance is not necessarily indicative of future results, and actual results could differ significantly from any results anticipated in any forward-looking statement. In evaluating the Company's business, the following factors, in addition to the Risk Factors set forth in the Company's Annual Report on Form 10-K referred to above, should be carefully considered: successful deployment and integration of systems; factors affecting internal growth and management of growth; dependence on travel providers; the Company's acquisition strategy and availability of acquisition financing on acceptable terms; success in entering new segments of the travel market and new geographic areas; the Company's ability to implement its strategic technology, marketing Internet and operational initiatives; dependence on personnel, technology and travel providers; the ability to recruit and retain appropriate personnel; labor and technology costs; cost, availability and success of advertising and promotional efforts; risks associated with the travel industry generally; seasonality and quarterly fluctuations; competition; and general economic conditions. In addition, the Company's business strategy and growth strategy involve a number of risks and challenges, and there can be no assurance that these risks and other factors will not have a material adverse effect on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)        Exhibits:

     EXHIBIT
     NO.                                    DESCRIPTION OF EXHIBIT
     -------                                ----------------------
      10.19 Employment Agreement, dated April 30, 1999, Between the Registrant and John Balson.

        11          Schedule of Computations of Earnings Per Share

        27          Financial Data Schedule

(b)      Reports on Form 8-k:

                   The Company filed the following reports on Form 8-K during the fiscal quarter ended March 31, 1999:

                   Current Report on Form 8-K dated January 11, 1999.

                   Current Report on Form 8-K dated February 1, 1999.

                   Current Report on Form 8-K dated February 16, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRAVEL SERVICES INTERNATIONAL, INC.

Date:    May 17, 1999              By:   /S/ JILL M. VALES
                                         --------------------------------------------------------
                                             Jill M. Vales
                                             Senior Vice President and Chief Financial Officer
                                             (as both a duly authorized officer of the
                                             registrant and the principal financial officer or
                                             chief accounting officer of the registrant)

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
      10.19 Employment Agreement, dated April 30, 1999, Between the Registrant and John Balson.

        11          Schedule of Computations of Earnings Per Share

        27          Financial Data Schedule