Form 10-Q
period 1999-06-30
TRAVEL SERVICES INTERNATIONAL INC
filed 1999-08-13
CIK 1039064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

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

Yes __X__   No  ____

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of August 10, 1999, was 13,958,086.

                       TRAVEL SERVICES INTERNATIONAL, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----
PART I            FINANCIAL INFORMATION...........................................................................3

Item 1.           Consolidated Financial Statements...............................................................3

                  Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999 ..........................3

                  Consolidated Statements of Income for the Three Months Ended
                  June 30, 1998 and 1999 and the Six Months Ended June 30, 1998 and 1999..........................4

                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 1998 and 1999....................................................................5

                  Notes to Consolidated Financial Statements......................................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................................23

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................24

Item 2.           Changes in Securities and Use of Proceeds......................................................24

Item 5.           Other Information..............................................................................24

Item 6.           Exhibits and Reports on Form 8-K...............................................................26

SIGNATURES.......................................................................................................27

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            (UNAUDITED)
                                                                                   DECEMBER 31,              JUNE 30,
                                                                                       1998                    1999
                                                                              -----------------------   --------------------
                                   ASSETS

Current Assets:
     Cash and cash equivalents                                                          $     26,084             $   37,759
     Accounts receivable, net                                                                 15,460                 18,636
     Receivables and notes from affiliates and employees                                         250                    338
     Deferred income taxes                                                                       827                  1,533
     Prepaid expenses and other current assets                                                 7,776                 12,559
                                                                              -----------------------   --------------------
         Total current assets                                                                 50,397                 70,825

Property and equipment, net                                                                   22,504                 29,369
Goodwill, net                                                                                105,773                141,770
Notes receivable from employees                                                                  410                    328
Other assets                                                                                   1,045                    540
                                                                              -----------------------   --------------------

         Total assets                                                                   $    180,129            $   242,832
                                                                              =======================   ====================

                        LIABILITIES AND STOCKHOLDERS'
                                   EQUITY

Current Liabilities:
     Current portion of long-term debt                                                           257                    286
     Income taxes payable                                                                          -                    396
     Trade payables and accrued expenses                                                      27,412                 62,035
                                                                              -----------------------   --------------------
         Total current liabilities                                                            27,669                 62,717

Borrowings under line of credit                                                                    -                 14,700
Long-term debt, net of current portion                                                         2,888                  2,737
Deferred income taxes                                                                          3,774                  4,341
Other long-term liabilities                                                                      501                    403
                                                                              -----------------------   --------------------
         Total liabilities                                                                    34,832                 84,899
                                                                              -----------------------   --------------------

Commitments and contingencies (note 7)

Stockholders' Equity:
Preferred stock, $0.01 par value;  1,000,000 shares authorized;
     none outstanding
Common stock, $0.01 par value;  50,000,000 shares authorized;
     13,376,969 and 13,795,658 shares outstanding, respectively                                  134                    138
Additional paid-in capital                                                                   129,623                137,483
Retained earnings                                                                             15,540                 20,312
                                                                              -----------------------
                                                                                                        --------------------
         Total stockholders' equity                                                          145,297                157,933
                                                                              -----------------------   --------------------
         Total liabilities and stockholders' equity                                     $    180,129            $   242,832
                                                                              =======================   ====================

The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                     JUNE 30,                             JUNE 30,
                                                            1998               1999               1998              1999
                                                      ----------------- -------------------- ----------------  ----------------

Net revenues                                                 $  37,033            $  56,793        $  63,557         $  98,145
Operating expenses                                              19,230               33,273           34,088            59,604
                                                      ----------------- -------------------- ----------------  ----------------
     Gross profit                                               17,803               23,520                             38,541
                                                                                                      29,469

General and administrative expenses                              8,560               15,739           16,045            28,334
Goodwill amortization                                              614                1,095            1,021             2,098
                                                      ----------------- -------------------- ----------------  ----------------
     Income from operations                                      8,629                6,686           12,403             8,109

Other expense, net                                               (460)                (338)            (491)             (108)
                                                      ----------------- -------------------- ----------------  ----------------
     Income before provision for income taxes                    8,169                6,348           11,912             8,001

Provision for income taxes                                       3,431                2,539            5,003             3,200
                                                      ----------------- -------------------- ----------------  ----------------
     Net income                                              $   4,738            $   3,809        $   6,909         $   4,801
                                                      ================= ==================== ================  ================

Basic earnings per share                                      $   0.43             $   0.28         $   0.63          $   0.35
                                                      ================= ==================== ================  ================

Diluted earnings per share                                    $   0.41             $   0.28         $   0.60          $   0.35
                                                      ================= ==================== ================  ================

Shares used in computing basic earnings per share           11,093,749           13,795,658       11,016,399        13,729,991
                                                      ================= ==================== ================  ================

Shares used in computing diluted earnings per share         11,680,066           13,795,658       11,549,706        13,859,155
                                                      ================= ==================== ================  ================

The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                         1998              1999
                                                                                   ----------------- -----------------
Cash flows from operating activities:
     Net income                                                                              $6,909            $4,801
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                                        2,005             4,012
         Amortization of unearned compensation                                                   16                15
         Interest rate swap agreement                                                             -             (280)
         Deferred tax benefit                                                                 (727)             (139)
         Changes in operating assets and liabilities:
              Accounts receivable                                                           (3,533)           (1,941)
              Receivables and notes from affiliates and employees                             1,031                43
              Prepaid expenses and other current assets                                     (1,212)             2,855
              Trade payables and accrued expenses                                            25,863            20,049
                                                                                   ----------------- -----------------
         Net cash provided by operating activities                                           30,352            29,415
                                                                                   ----------------- -----------------

Cash flows from investing activities:
     Capital expenditures                                                                   (2,164)           (8,443)
     Proceeds from sale of property and equipment                                                 -               456
     Cash paid for acquisitions, net of cash acquired                                      (40,969)          (24,680)
                                                                                   ----------------- -----------------
            Net cash used in investing activities                                          (43,133)          (32,667)
                                                                                   ----------------- -----------------

Cash flows from financing activities:
     Proceeds from long-term debt and line of credit                                         30,700            24,000
     Payments on long-term debt and line of credit                                          (3,559)           (9,422)
     Net proceeds from options exercised                                                          -               349
                                                                                   ----------------- -----------------
            Net cash provided by financing activities                                        27,141            14,927
                                                                                   ----------------- -----------------

         Net increase in cash and cash equivalents                                           14,360            11,675

Cash and cash equivalents, beginning of period                                                8,451            26,084
                                                                                   ----------------- -----------------

Cash and cash equivalents, end of period                                                    $22,811           $37,759
                                                                                   ================= =================

 Supplemental cash flow information:
      Cash paid for interest                                                                   $549              $898
                                                                                   ================= =================

The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

Auto Europe, one of the Founding Companies, has been designated as the "accounting acquiror" for financial statement presentation purposes in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 97, which states that the combining company which receives the largest portion of voting rights in the combined corporation is presumed to be the acquiror for accounting purposes. Accordingly, the financial statements for each period presented represent those of Auto Europe and four companies acquired in 1997 and four companies acquired in 1998 under transactions accounted for using the pooling of interests method of accounting (the "1997 Pooling Acquisitions" and the "1998 Pooling Acquisitions", respectively), as well as balances and transactions of the Company and four other Founding Companies since July 28, 1997 and other companies acquired and accounted for using the purchase method of accounting subsequent to the date of acquisition.

The interim consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1998 and 1999 are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows with respect to interim financial statements, have been included. Operating results for interim periods are not necessarily indicative of the results for full years as a result of seasonality and other factors.

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

In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") was issued which establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133" was issued delaying the effective date of SFAS 133 for fiscal years beginning after June 15, 2000. Management believes the impact of adopting this statement will not have a material effect upon the Company's results of operations or financial position.

3. REPORTING SEGMENTS

                                                                                                         ADJUSTING
                                                                                                         AND RECON.
THREE MONTHS ENDED JUNE 30, 1998        CRUISE          OUTBOUND         LODGING           OTHER         ITEMS (1)           TOTAL
                                       -----------  --------------- ---------------  -----------  ---------------  ---------------

Net revenues                               $16,578          $16,304          $1,248       $2,903            $   -          $37,033
Operating expenses                           6,831            9,503             710        2,186                -           19,230
                                       ------------  --------------- --------------- ------------  ---------------  ---------------
Gross profit                                 9,747            6,801             538          717                -           17,803

General and administrative expenses          3,627            1,476             198          618            2,641            8,560
Goodwill amortization                            -                -               -            -              614              614
                                       ------------  --------------- --------------- ------------  ---------------  ---------------
Income from operations                       6,120            5,325             340           99          (3,255)            8,629

Other income (expense), net                     81              186               -           45            (772)            (460)
                                       ------------  --------------- --------------- ------------  ---------------  ---------------
Net income before income taxes               6,201            5,511             340          144          (4,027)            8,169

Provision for income taxes                       -                -               -            -            3,431            3,431
                                       ------------  --------------- --------------- ------------  ---------------  ---------------
Net income                                  $6,201           $5,511            $340         $144         $(7,458)           $4,738
                                       ============  =============== =============== ============  ===============  ===============


                                                                                                        ADJUSTING
                                                                                                        AND RECON.
THREE MONTHS ENDED JUNE 30, 1999         CRUISE          OUTBOUND         LODGING       OTHER            ITEMS (1)           TOTAL
                                       ------------  --------------- --------------- ------------  ---------------  ---------------

Net revenues                               $18,685          $25,135          $5,418       $7,555            $   -          $56,793
Operating expenses                          12,208           13,378           3,347        4,340                -           33,273
                                       ------------  --------------- --------------- ------------  ---------------  ---------------
Gross profit                                 6,477           11,757           2,071        3,215                -           23,520

General and administrative expenses          4,782            2,469           1,264        1,307            5,917           15,739
Goodwill amortization                            -                -               -            -            1,095            1,095
                                       ------------  --------------- --------------- ------------  ---------------  ---------------
Income from operations                       1,695            9,288             807        1,908          (7,012)            6,686

Other income (expense), net                    178              460              30          113          (1,119)            (338)
                                       ------------  --------------- --------------- ------------  ---------------  ---------------
Net income before income taxes               1,873            9,748             837        2,021          (8,131)            6,348

Provision for income taxes                       -                -               -            -            2,539            2,539
                                       ------------  --------------- --------------- ------------  ---------------  ---------------
Net income                                  $1,873           $9,748            $837       $2,021        $(10,670)           $3,809
                                       ============  =============== =============== ============  ===============  ===============

--------------
(1) Adjusting and reconciling items includes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters. On a consolidated basis, inter-segment sales were immaterial.

                                                                                                   ADJUSTING
                                                                                                   AND RECON.
SIX MONTHS ENDED JUNE 30, 1998        CRUISE          OUTBOUND         LODGING       OTHER          ITEMS (1)         TOTAL
                                    -------------- ---------------- --------------- ------------ ---------------  ---------------
Net revenues                              $29,226          $27,569          $1,248       $5,514          $    -          $63,557
Operating expenses                         12,816           16,823             710        3,739               -           34,088
                                    -------------- ---------------- --------------- ------------ ---------------  ---------------
Gross profit                               16,410           10,746             538        1,775               -           29,469

General and administrative expenses         6,779            2,905             198        1,218           4,945           16,045
Goodwill amortization                           -                -               -            -           1,021            1,021
                                    -------------- ---------------- --------------- ------------ ---------------  ---------------
Income from operations                      9,631            7,841             340          557         (5,966)           12,403

Other income (expense), net                    79              236               -           83           (889)            (491)
                                    -------------- ---------------- --------------- ------------ ---------------  ---------------
Net income before income taxes              9,710            8,077             340          640         (6,855)           11,912

Provision for income taxes                      -                -               -            -           5,003            5,003
                                    -------------- ---------------- --------------- ------------ ---------------  ---------------
Net income                                 $9,710           $8,077            $340         $640       $(11,858)           $6,909
                                    ============== ================ =============== ============ ===============  ===============


                                                                                                   ADJUSTING
                                                                                                   AND RECON.
SIX MONTHS ENDED JUNE 30, 1999         CRUISE          OUTBOUND         LODGING       OTHER        ITEMS (1)           TOTAL
                                    -------------- ---------------- --------------- ------------ ---------------  ---------------
Net revenues                              $34,185          $40,063         $10,271      $13,626          $    -          $98,145
Operating expenses                         22,588           22,608           6,239        8,169               -           59,604
                                    -------------- ---------------- --------------- ------------ ---------------  ---------------
Gross profit                               11,597           17,455           4,032        5,457               -           38,541

General and administrative expenses         9,351            4,488           2,477        2,235           9,783           28,334
Goodwill amortization                           -                1               -            -           2,097            2,098
                                    -------------- ---------------- --------------- ------------ ---------------  ---------------
Income from operations                      2,246           12,966           1,555        3,222        (11,880)            8,109

Other income (expense), net                   302              681              40          190         (1,321)            (108)
                                    -------------- ---------------- --------------- ------------ ---------------  ---------------
Net income before income taxes              2,548           13,647           1,595        3,412        (13,201)            8,001

Provision for income taxes                      -                -               -            -           3,200            3,200
                                    -------------- ---------------- --------------- ------------ ---------------  ---------------
Net income                                 $2,548          $13,647          $1,595       $3,412       $(16,401)           $4,801
                                    ============== ================ =============== ============ ===============  ===============

-----------
(1) Adjusting and reconciling items includes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters. On a consolidated basis, inter-segment sales were immaterial.

4. LONG-TERM DEBT AND CREDIT FACILITY

On July 30, 1999, the Company closed on an amended and restated credit facility agreement effective June 30, 1999 with Bank of America N.A. d/b/a NationsBank, N.A. ("NationsBank") with respect to an increase in the revolving line of credit to a maximum of $35 million (the "Credit Facility") and the continuation of a term loan facility of $1.9 million (the "Term Loan"). Borrowings under the Credit Facility and the Term Loan are due October 15, 2001. The Credit Facility may be used for acquisitions, general corporate purposes and letters of credit. Letters of credit issued under the Credit Facility may not exceed $10 million in the aggregate. As of June 30, 1999, there were outstanding borrowings of $14.7 million and letters of credit totaling $4.3 million under the Credit Facility. At June 30, 1999, the Company wrote-off $337,000 of deferred financing costs related to the prior credit facility. All amounts repaid under the Credit Facility may be reborrowed. Interest on outstanding balances of the Credit Facility and the Term Loan are computed based on the Eurodollar Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios. During 1998 and 1999, the margin was 1.25%. As of June 30, 1999, the Company had outstanding interest rate swap hedge agreements totaling $16.4 million that mature in October 2000 which were entered into as a requirement of the previous credit facility. These agreements exchange floating rate obligations for fixed rates.

The Credit Facility is secured by substantially all the assets of the Company, is guaranteed by all its subsidiaries, and requires the Company to comply with various loan covenants, including maintenance of certain financial and coverage ratios and restrictions on additional indebtedness, liens, guarantees, advances, capital expenditures, sale of assets and dividends. At June 30, 1999, the Company was in compliance with the loan covenants.

5. ACQUISITIONS, PRO FORMA RESULTS AND CAPITAL STOCK

Since November 1997, the Company has acquired eight operating companies under transactions accounted for using the pooling of interests method of accounting. The 1997 Pooling Acquisitions include Cruise World, Inc., CruiseOne, Inc., The Anthony Dean Corporation (d/b/a Cruise Fairs of America) and Ship `N' Shore Cruises, Inc. The aggregate consideration paid in connection with such acquisitions was 1,351,704 shares of common stock. The 1998 Pooling Acquisitions include CruiseMasters, Inc., Landry & Kling, Inc., Goodfellow Enterprises, Inc. (d/b/a The Travel Company), and Cruise Outlets of the Carolinas, Inc. The aggregate consideration paid in connection with such acquisitions was 645,640 shares of common stock.

Aggregate net revenues of $820,000 and $2.4 million, and income before taxes of $141,000 and $545,000, included in the accompanying consolidated statements of income for the three and six month periods ended June 30, 1998, respectively, were generated prior to the closing dates of the 1998 Pooling Acquisitions.

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

Effective February 1, 1999, the Company acquired all of the outstanding capital stock of Lifestyle Vacation Incentives, Inc. and All Seasons Smart Traveler, Inc., (collectively, "LVI"). The aggregate consideration was 248,600 shares of common stock and $6.25 million in cash paid at closing and, pursuant to an amendment to the merger agreement, 144,928 shares of common stock and $750,000 in cash paid in August 1999. Additional purchase consideration not to exceed $1.0 million may be paid based upon financial performance for the year ended December 31, 1999. LVI's proprietary travel incentive programs provide structured discounts to consumers for various forms of leisure travel, including airline tickets, cruise vacations, rental cars, hotel rooms and vacation packages. The acquisition is accounted for using the purchase method of accounting. The historical operations of LVI when compared to the historical operations of the Company are not significant.

The following are unaudited pro forma combined results of operations of the Company, Lexington and AHI for the three and six month periods ended June 30, 1998 and 1999, as if the acquisitions of Lexington and AHI had occurred on January 1, 1998 (in thousands, except per share data):

                                                    THREE                THREE                SIX                  SIX
                                                    MONTHS               MONTHS              MONTHS              MONTHS
                                                    ENDED                ENDED               ENDED                ENDED
                                                 JUNE 30, 1998        JUNE 30, 1999       JUNE 30, 1998       JUNE 30, 1999
                                                 -------------        -------------       -------------       -------------
Net revenues                                            $42,917              $56,793             $74,239             $98,663
                                                        =======              =======             =======             =======
Net income                                               $5,004               $3,809              $7,309              $4,303
                                                         ======               ======              ======              ======
Pro forma diluted earnings per share                      $0.41                $0.28               $0.60               $0.31
                                                          =====                =====               =====               =====
Weighted average shares used outstanding             12,218,200           13,795,658          12,186,023          13,883,388
                                                     ==========           ==========          ==========          ==========

These unaudited pro forma combined results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, increased interest expense on acquisition debt and certain contractual adjustments to salaries, bonuses, management fees and benefits to former owners to which such persons have agreed prospectively. They do not purport to be indicative of the results of the operations which actually would have resulted had the acquired companies been under common control prior to the date of the acquisition or which may result in the future.

On July 21, 1998, the Company consummated a secondary stock offering. An aggregate of 4,025,000 shares of common stock were registered and sold, including 2,025,000 shares of common stock sold by the Company and 2,000,000 shares of common stock sold by certain selling stockholders. All of the shares of common stock were sold to the public at a price of $34.50 per share. Net proceeds to the Company from the secondary stock offering (after deducting underwriting discounts and commissions and estimated offering expenses) were approximately $65.6 million, of which $28.6 million was used to repay borrowings under the predecessor credit facility. The Company did not receive any proceeds from shares sold by selling stockholders.

6. EARNINGS PER SHARE

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

A reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share for the three and six month periods ended June 30, 1998 and 1999 are as follows:

                                                    THREE                THREE                SIX                  SIX
                                                    MONTHS               MONTHS              MONTHS              MONTHS
                                                    ENDED                ENDED               ENDED                ENDED
                                                 JUNE 30, 1998        JUNE 30, 1999       JUNE 30, 1998       JUNE 30, 1999
                                                 -------------        -------------       -------------       -------------
Basic common shares outstanding                      11,093,749           13,795,658          11,016,399          13,729,991
Dilutive effect of stock options                        586,317                    -             533,307             129,164
                                                     ----------           ----------          ----------          ----------
Dilutive shares outstanding                          11,680,066           13,795,658          11,549,706          13,859,155
                                                     ==========           ==========          ==========          ==========

Options totaling 1,763,795 and 570,032 were not included in the calculation of dilutive shares outstanding for the three months and six months ended June 30, 1999, respectively, as the inclusion would have been anti-dilutive.

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

The Company, following its initial public offering and the Combinations of the Founding Companies in July 1997, focused for the remainder of 1997 on forming a corporate headquarters, developing a technology strategy and acquiring operating companies. During 1998, the Company focused on developing strategic software applications, creating a marketing and branding strategy, expanding call centers for cruise and domestic air operations, centralizing certain activities at corporate headquarters and acquiring additional operating companies. During 1999 the Company continues its plans to focus on expanding its presence and on-line booking capabilities on the Internet, further developing and rolling out its strategic software applications, integrating its cruise segment call center operations, maximizing revenue opportunities and improving call center operations. In addition, the Company anticipates making certain investments and further integrating its operations to strategically position the Company for the future.

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

The other segment is comprised of operating companies providing domestic airline tickets and incentive travel programs. Net revenues include commissions, markups, volume overrides and segment, processing and delivery fees. The Company records net revenue when the reservation is booked and ticketed for domestic airline tickets, when the customer is no longer entitled to a full refund of the cost of the incentive cruise, which is generally 45 to 90 days prior to the cruise departure date, and ratably over estimated economic lives of incentive travel programs. The Company provides an allowance for cancellations, which is based on historical experience.

For each segment, operating expenses include compensation of sales and sales support personnel, commissions and remuneration paid to travel agents and alumni associations, credit card merchant fees, telecommunications, mail, courier, marketing and other expenses that generally vary with revenues. Commissions and remuneration to travel agents and alumni associations, respectively, are typically based on a percentage of the gross amount of the travel services sold. The Company's sales personnel are compensated either on an hourly basis, a commission basis or a combination of the two, with the majority of agents receiving a substantial portion of their compensation based on sales generated. The Company's independent contractors selling cruises receive a portion of the commissions earned by the Company. Conversely, the Company receives as a royalty a portion of commissions earned by its franchisees selling cruises. General and administrative expenses include compensation and benefits to management, professional and administrative employees, fees for professional services, rent, information services, depreciation, travel and entertainment, office services and other overhead costs.

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

The Company's business and growth strategies encompass many components, including providing extensive expertise in specific travel segments and high levels of customer service, embracing multiple selling models and distribution channels, including the Internet, implementing cross selling opportunities across travel segments, implementing state-of-the-art technology infrastructure and pursuing selected strategic acquisitions.

CONSOLIDATED FINANCIAL REVIEW

The following sets forth certain historical consolidated financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                                                          THREE MONTHS ENDED JUNE 30,
                                                            --------------------------------------------------------
                                                                      1998                          1999
                                                            --------------------------    --------------------------
Net revenues                                                   $ 37,033       100.0%       $56,793       100.0%
Operating expenses                                               19,230        51.9         33,273        58.6
                                                               --------       -----        -------       -----
Gross profit                                                     17,803        48.1         23,520        41.4
General and administrative expenses                               8,560        23.1         15,739        27.7
Goodwill amortization                                               614         1.7          1,095         1.9
                                                               --------       -----        -------       -----
Income from operations                                            8,629        23.3          6,686        11.8
Other income (expense), net                                       ( 460)       (1.2)          (338)         .6
                                                               --------       -----        -------       -----
Income before provision for income taxes                          8,169        22.1          6,348        11.2
Provision for income taxes                                        3,431         9.3          2,539         4.5
                                                               --------       -----        -------       -----
Net income                                                     $  4,738        12.8%       $ 3,809         6.7%
                                                               ========       =====        =======       =====
Diluted earnings per share                                     $   0.41                    $  0.28
                                                               ========                    =======

The Company reported net income of $3.8 million, or $0.28 diluted earnings per share for the three months ended June 30, 1999, compared to net income of $4.7 million, or $0.41 diluted earnings per share for the comparable 1998 period. Net revenues increased 53.4% from the prior year period as a result of acquisitions and increases in transaction volumes and net revenue per transaction. Of this increase in net revenues, 19.5% was from internal growth (which excludes the impact of acquisitions made subsequent to April 1, 1998 accounted for using the purchase method of accounting). However, profitability declined primarily as a result of a decreased gross profit margins in the cruise and lodging reporting segments and increased general and administrative expenses.

Gross profit margin in the cruise reporting segment decreased in 1999 primarily as a result of increased marketing and other operating costs and lower effective commission rates. Gross profit margin in the lodging reporting segment decreased in 1999 primarily as a result of a relative increase in voice reservation services in 1999 which are more labor intensive than electronic reservations. In addition, the overall gross profit margin declined as a result of a change in the relative net revenues by reporting segment compared to 1998.

General and administrative expenses increased $7.2 million, or 83.9%, in 1999, of which $2.2 million was attributable to companies acquired in 1998 and 1999 accounted for using the purchase method of accounting, $1.7 million was attributable to increased costs at other operating companies, primarily in the cruise reporting segment, and $3.3 million was attributable to increased costs at corporate headquarters. The increase in costs at corporate headquarters resulted from centralization and expansion of certain functions such as revenue management, Internet development, marketing, finance, telecommunications and systems support. The Company expects its expenses associated with technology will continue to increase in 1999 as compared to 1998 as development of its Internet website continues and once capitalized software costs begin to be amortized as particular software releases are rolled out to users.

Goodwill amortization increased $481,000 in 1999 as a result of several acquisitions in 1998 and 1999 accounted for under the purchase method of accounting.

Provision for income taxes, as a percentage of income before provision for income taxes, was 40% in 1999 and 42% in 1998. The decrease in the effective tax rate is the result of certain corporate restructuring initiatives undertaken by the Company which have resulted in a reduction of the Company's effective tax rate in 1999.

                                                          SIX MONTHS ENDED JUNE 30,
                                            ---------------------------------------------------
                                                       1998                       1999
                                            --------------------------  -----------------------
Net revenues                                 $ 63,557          100.0%   $ 98,145        100.0%
Operating expenses                             34,088           53.6      59,604         60.7
                                             --------          -----    --------        -----
Gross profit                                   29,469           46.4      38,541         39.3
General and administrative expenses            16,045           25.2      28,334         28.9
Goodwill amortization                           1,021            1.6       2,098          2.1
                                             --------          -----    --------        -----
Income from operations                         12,403           19.6       8,109          8.3
Other income (expense), net                      (491)          (.8)        (108)         (.1)
                                             --------          -----    --------        -----
Income before provision for income taxes       11,912           18.8       8,001          8.2
Provision for income taxes                      5,003            7.9       3,200          3.3
                                             --------          -----    --------        -----
Net income                                   $  6,909           10.9%   $  4,801          4.9%
                                             ========          =====    ========        =====
Diluted earnings per share                   $   0.60                   $   0.35
                                             ========                   ========

The Company reported net income of $4.8 million, or $0.35 diluted earnings per share for the six months ended June 30, 1999, compared to net income of $6.9 million, or $0.60 diluted earnings per share for the comparable 1998 period. Net revenues increased 54.4% from the prior year period as a result of acquisitions and increases in transaction volumes and net revenue per transaction. Of this increase in net revenues, 22.6% was from internal growth (which excludes the impact of acquisitions made subsequent to January 1, 1998 accounted for using the purchase method of accounting). However, profitability declined primarily as a result of a decreased gross profit margin in the cruise reporting segment and increased general and administrative expenses.

Gross profit margin decreased in 1999 primarily as a result of increased marketing, compensation and other operating costs, lower effective commission rates within the cruise reporting segment and a change in the relative revenue mix among the four reporting segments.

General and administrative expenses increased $12.3 million, or 76.6%, in 1999, of which $5.0 million was attributable to companies acquired in 1998 and 1999 accounted for using the purchase method of accounting, $2.5 million was attributable to increased costs at other operating companies, primarily in the cruise reporting segment, and $4.8 million was attributable to increased costs at corporate headquarters, as discussed above.

Goodwill amortization increased $1.1 million in 1999 as a result of several acquisitions in 1998 and 1999 accounted for under the purchase method of accounting.

Provision for income taxes, as a percentage of income before provision for income taxes, was 40% in 1999 and 42% in 1998. The decrease in the effective tax rate is the result of certain corporate restructuring initiatives undertaken by the Company which have resulted in a reduction of the Company's effective tax rate in 1999.

CRUISE REPORTING SEGMENT FINANCIAL REVIEW

The following sets forth certain historical financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                                                          THREE MONTHS ENDED JUNE 30,
                                                            --------------------------------------------------------
                                                                      1998                          1999
                                                            --------------------------    --------------------------
Net revenues                                                    $ 16,578     100.0%        $18,685     100.0%
Operating expenses                                                 6,831      41.2          12,208      65.3
                                                                --------     -----         -------     -----
Gross profit                                                       9,747      58.8           6,477      34.7
General and administrative expenses                                3,627      21.9           4,782      25.6
                                                                --------     -----         -------     -----
Income from operations                                             6,120      36.9           1,695       9.1
Other income (expense), net                                          .81        .5             178       1.0
                                                                --------     -----         -------     -----
Income before provision for income taxes                        $  6,201      37.4%        $ 1,873      10.1%
                                                                ========     =====         =======     =====

The cruise reporting segment reported income before income taxes of $1.9 million for the three months ended June 30, 1999 compared to $6.2 million for the comparable 1998 period. The decrease in profitability was the result of a decline in the gross profit margin and increased general and administrative expenses. Net revenues increased 12.7% in 1999 as compared to 1998 primarily from internal growth in transaction volume. Net revenue per transaction remained approximately the same year over year despite higher average package prices, as a result of a decrease in effective commission rates. Cruise line contracts for 1999, in some cases, provided a base commission one or two percentage points less than in effect for 1998. This decrease in base commission may be offset by incremental override commissions which, if achieved, would be primarily recorded in the fourth quarter of 1999. However, based on current trends, the Company anticipates volume levels required to achieve year-end override commissions will not be achieved.

Gross profit margin decreased in 1999 as a result of lower effective commission rates and increased marketing costs. The Company, based in part on significant internal growth experienced in 1998, substantially increased marketing expenditures and the number of sales personnel at its cruise call centers during late 1998 and early 1999. Despite these initiatives, cruise transaction volumes during the second quarter of 1999 were significantly lower than expected. Accordingly, gross profit margins were eroded. Net revenues in the second quarter are largely dependent on bookings made in the first quarter. The Company believes the decreased growth rate in the cruise reporting segment resulted primarily from lower than expected consumer acceptance of new Company marketing programs including a new brand name introduced in the first quarter. In response, the Company adjusted the number of sales personnel during the second quarter and, commencing in May 1999, began making several changes to its marketing program, including refocusing on its formerly successful cruise brand names such as Cruises Only, Gold Coast Cruises and Cruises Inc. The Company expects net marketing costs for the remainder of 1999 will be significantly greater than 1998 levels in an effort to increase market share and transaction volume at a greater pace than experienced in the first half of 1999.

General and administrative expenses increased $1.2 million, or 31.8%, in 1999. General and administrative expenses increased as a percentage of net revenues primarily as a result of expansion of certain cruise call centers in late 1998 and early 1999.

                                                                           SIX MONTHS ENDED JUNE 30,
                                                            --------------------------------------------------------
                                                                      1998                          1999
                                                            --------------------------    --------------------------
Net revenues                                                  $ 29,226      100.0%        $34,185        100.0%
Operating expenses                                              12,816       43.8          22,588         66.1
                                                              --------      -----         -------        -----
Gross profit                                                    16,410       56.2          11,597         33.9
General and administrative expenses                              6,779       23.2           9,351         27.4
                                                              --------      -----         -------        -----
Income from operations                                           9,631       33.0           2,246          6.5
Other income (expense), net                                         79         .2             302           .9
                                                              --------      -----         -------        -----
Income before provision for income taxes                      $  9,710       33.2%        $ 2,548          7.4%
                                                              ========      =====         =======        =====

The cruise reporting segment reported income before income taxes of $2.5 million for the six months ended June 30, 1999 compared to $9.7 million for the comparable 1998 period. The decrease in profitability was the result of a decline in the gross profit margin and increased general and administrative expenses. Net revenues increased 17.0% in 1999 as compared to 1998, primarily because of acquisitions and increased sales volume, however, net revenue per transaction remained approximately the same year over year. Of this increase in net revenues, 14.7% was from internal growth.

Gross profit margin decreased in 1999 as a result of increased marketing, compensation and other operating costs and a lower effective commission rate. As discussed above, the Company substantially increased marketing expenditures and the number of sales personnel at its cruise call centers in late 1998 and early 1999. Since these initiatives did not generate the anticipated results, operating costs as a percentage of revenues were higher than in prior periods.

General and administrative expenses increased $2.6 million, or 37.9%, in 1999. General and administrative expenses increased as a percentage of net revenues primarily as a result of acquisitions and expansion of cruise call centers in late 1998 and early 1999.

OUTBOUND REPORTING SEGMENT FINANCIAL REVIEW

The following sets forth certain historical financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                                                          THREE MONTHS ENDED JUNE 30,
                                                            --------------------------------------------------------
                                                                      1998                          1999
                                                            --------------------------    --------------------------
Net revenues                                                $16,304       100.0%           $25,135       100.0%
Operating expenses                                            9,503        58.3             13,378        53.2
                                                            -------       -----            -------       -----
Gross profit                                                  6,801        41.7             11,757        46.8
General and administrative expenses                           1,476         9.1              2,469         9.8
                                                            -------       -----            -------       -----
Income from operations                                        5,325        32.6              9,288        37.0
Other income (expense), net                                     186         1.1                460         1.8
                                                            -------       -----            -------       -----
Income before provision for income taxes                    $ 5,511        33.7%           $ 9,748        38.8%
                                                            =======       =====            =======       =====

Outbound reporting segment reported income before taxes of $9.7 million for the three months ended June 30, 1999, compared to $5.5 million for the comparable 1998 period. Net revenues increased 54.2% in 1999 compared to 1998, primarily because of the acquisition of AHI and increased transaction volume. Of this increase in net revenues, 12.8% was from internal growth.

Gross profit margin improved in 1999 a result of lower commissions and remuneration costs per transaction, which decreased as a result of increased sales directly to consumers and lower remuneration costs for sales through alumni associations.

General and administrative expenses increased $993,000, or 67.3%, in 1999 primarily as a result of the acquisition of AHI.

                                                                          SIX MONTHS ENDED JUNE 30,
                                                            --------------------------------------------------------
                                                                      1998                          1999
                                                            --------------------------    --------------------------
Net revenues                                                $ 27,569      100.0%           $40,063       100.0%
Operating expenses                                            16,823       61.0             22,608        56.4
                                                            --------      -----            -------       -----
Gross profit                                                  10,746       39.0             17,455        43.6
General and administrative expenses                            2,905       10.5              4,488        11.2
Goodwill amortization                                              -          -                  1           -
                                                            --------      -----            -------       -----
Income from operations                                         7,841       28.4             12,966        32.4
Other income (expense), net                                      236         .9                681         1.7
                                                            --------      -----            -------       -----
Income before provision for income taxes                    $  8,077       29.3%          $ 13,647        34.1%
                                                            ========      =====           ========       =====

Outbound reporting segment reported income before taxes of $13.6 million for the six months ended June 30, 1999, compared to $8.1 million for the comparable 1998 period. Net revenues increased 45.3% in 1999 as compared to 1998, primarily because of acquisitions and increased sales volume. Of this increase in net revenues, 15.2% was from internal growth.

Gross profit margin improved in 1999 a result of the lower commissions and remuneration per transaction. As discussed above, commission and remuneration expense decreased as a result of increased sales directly to consumers and sales through alumni associations.

General and administrative expenses increased $1.6 million, or 54.5%, in 1999 primarily as a result of acquisitions.

LODGING REPORTING SEGMENT FINANCIAL REVIEW

The following sets forth certain historical financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                                                          THREE MONTHS ENDED JUNE 30,
                                                            --------------------------------------------------------
                                                                      1998                          1999
                                                            --------------------------    --------------------------
Net revenues                                                  $   1,248     100.0%        $  5,418      100.0%
Operating expenses                                                  710      56.9            3,347       61.8
                                                              ---------     -----         --------      -----
Gross profit                                                        538      43.1            2,071       38.2
General and administrative expenses                                 198      15.9            1,264       23.3
                                                              ---------     -----         --------      -----
Income from operations                                              340      27.2              807       14.9
Other income (expense), net                                           -         -               30         .6
                                                              ---------     -----         --------      -----
Income before provision for income taxes                      $     340      27.2%        $    837       15.5%
                                                              =========     =====         ========      =====

Lodging reporting segment reported income before taxes of $837,000 for the three months ended June 30, 1999, compared to $340,000 for the comparable 1998 period. Lexington and ABC were acquired in June and July 1998, respectively, and were accounted for using the purchase method of accounting. Accordingly, only one month of results is shown for Lexington in 1998.

Gross profit margin decreased in 1999 a result of a relative increase in 1999 in voice reservation services, which are more labor intensive than electronic reservations.

                                                                           SIX MONTHS ENDED JUNE 30,
                                                            --------------------------------------------------------
                                                                      1998                          1999
                                                            --------------------------    --------------------------
Net revenues                                                   $   1,248     100.0%        $10,271       100.0%
Operating expenses                                                   710      56.9           6,239        60.7
                                                               ---------     -----         -------       -----
Gross profit                                                         538      43.1           4,032        39.3
General and administrative expenses                                  198      15.9           2,477        24.1
                                                               ---------     -----         -------       -----
Income from operations                                               340      27.2           1,555        15.2
Other income (expense), net                                            -         -              40           -
                                                               ---------     -----         -------       -----
Income before provision for income taxes                       $     340      27.2%        $ 1,595        15.2%
                                                              ==========     =====         =======       =====

Lodging reporting segment reported income before taxes of $1.6 million for the six months ended June 30, 1999, compared to $340,000 for the comparable 1998 period. As discussed above, Lexington and ABC were acquired in June and July 1998, respectively, and were accounted for using the purchase method of accounting. Accordingly, in 1998 only one month of results is shown for Lexington.

OTHER REPORTING SEGMENT FINANCIAL REVIEW

The following sets forth certain historical financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands):

                                                                          THREE MONTHS ENDED JUNE 30,
                                                            --------------------------------------------------------
                                                                      1998                          1999
                                                            --------------------------    --------------------------
Net revenues                                                  $   2,903     100.0%        $  7,555      100.0%
Operating expenses                                                2,186      75.3            4,340       57.4
                                                              ---------     -----         --------      -----
Gross profit                                                        717      24.7            3,215       42.6
General and administrative expenses                                 618      21.3            1,307       17.3
                                                              ---------     -----         --------      -----
Income from operations                                               99       3.4            1,908       25.3
Other income (expense), net                                          45       1.6              113        1.5
                                                              ---------     -----         --------      -----
Income before provision for income taxes                      $     144       5.0%        $  2,021       26.8%
                                                              =========     =====         ========      =====

Other reporting segment reported income before taxes of $2.0 million for the three months ended June 30, 1999 as compared to $144,000 for the comparable 1998 period. The other reporting segment includes three operating companies consisting of 1-800-Fly-Cheap, a specialized domestic airline ticket distributor, an incentive cruise specialized distributor, and LVI, a travel incentive promotions company acquired in February 1999. Net revenues increased 160.3% in 1999 as a result of the acquisition of LVI and increases in transaction volume and net revenue per transaction. Of this increase in net revenues, 98.7% was from internal growth, including a 97.6% increase in net revenue at 1-800-Fly-Cheap resulting from increases in both transaction volume and revenue per transaction. The increase in net revenue per transaction was the results of an increase in the number of bulk fare tickets sold compared to published fare tickets, an increase in the average ticket price and an increase in the average yield per ticket. The average yield per ticket increased in part during the quarter as a result of full implementation of Release 2.0 of Flight Attendant, the Company's reservation technology for domestic airline tickets which has an automatic fare manager system. To support expected future growth, the Company opened a new call center in Albuquerque, New Mexico in July 1999.

Gross profit margin increased in 1999 primarily as a result of increased net revenue per transaction as well as decreased shipping and mail operating costs per ticket issued resulting from 1-800-Fly-Cheap issuing more e-tickets as compared to paper tickets.

General and administrative expenses increased $689,000, or 111.5%, in 1999. General and administrative expenses increased as a result of the acquisition of LVI and increased costs at 1-800-Fly-Cheap. Excluding the acquisition of LVI, general and administrative expenses increased 57.9%. Facilities and the management infrastructure at 1-800-Fly-Cheap were expanded in late 1998 in anticipation of significant sales growth.

                                                                           SIX MONTHS ENDED JUNE 30,
                                                            --------------------------------------------------------
                                                                      1998                          1999
                                                            --------------------------    --------------------------
Net revenues                                                  $   5,514     100.0%        $13,626       100.0%
Operating expenses                                                3,739      67.8           8,169        60.0
                                                              ---------     -----         -------       -----
Gross profit                                                      1,775      32.2           5,457        40.0
General and administrative expenses                               1,218      22.1           2,235        16.4
                                                              ---------     -----         -------       -----
Income from operations                                              557      10.1           3,222        23.6
Other income (expense), net                                          83       1.5             190         1.4
                                                              ---------     -----         -------       -----
Income before provision for income taxes                      $     640      11.6%        $ 3,412        25.0%
                                                              =========     =====         =======       =====

Other reporting segment reported income before taxes of $3.4 million for the six months ended June 30, 1999 as compared to $640,000 for the comparable 1998 period. Net revenues increased 147.1% in 1999 as a result of the acquisition of LVI and an increase in transaction volume and net revenue per transaction. Of this increase in net revenues, 92.3% was from internal growth, including a 91.6% increase in net revenue at 1-800-Fly-Cheap.

Gross profit margin increased in 1999 primarily as a result of increased net revenue per transaction and decreased shipping and mail operating costs per ticket issued, offset partially by increased advertising costs. The increase in advertising costs was attributable to newspaper advertising for 1-800-Fly-Cheap in the first quarter of 1999.

General and administrative expenses increased $1.0 million, or 83.5%, in 1999. General and administrative expenses increased as a result of the acquisition of LVI and increased costs at 1-800-Fly-Cheap. Excluding the acquisition of LVI, general and administrative expenses increased 36.6%.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL TRANSACTIONS, INCLUDING ACQUISITIONS

The Company's three primary sources of liquidity and capital resources are cash flow from operating activities, borrowings under its Credit Facility and issuances of common stock.

For the six months ended June 30, 1998 and 1999, net cash provided by operating activities was $30.4 million and $29.4 million, respectively, capital expenditures were $2.2 million and $8.4 million, respectively, aggregate borrowings under the Credit Facility, Term Loan and other loans were $30.1 million and $24.0 million, respectively, repayment of debt was $3.6 million and $9.4 million, respectively, and cash paid for acquisitions, net of cash acquired, was $41.0 million and $24.7 million, respectively.

The Company expects to spend an aggregate of approximately $18 million during 1999 for capital expenditures, including approximately $11 million for development of "Universal Technology" software applications for internal use. The remainder of the 1999 capital budget relates to purchases of computer hardware and personal computers, telecommunications equipment, leasehold and building improvements and furniture and fixtures. Capital expenditures in the six months ended June 30, 1999 totaled $8.4 million, of which $4.9 million relates to development of Universal Technology software applications. The Company expects to spend an aggregate of approximately $22 million to $27 million for the development of these applications between 1998 and 2000. As of June 30, 1999, capitalized internal use software totaled $11.6 million.

The Company believes that current cash balances of the Company, together with cash flow from operating activities and borrowings under its Credit Facility, should be adequate to meet the Company's capital requirements over the next year. However, future acquisitions and/or other investments in connection with the Internet or other initiatives, depending on their size and the method of financing, may affect the Company's liquidity and capital requirements during that time.

LONG-TERM DEBT AND CREDIT FACILITY

On July 30, 1999, the Company closed on an amended and restated credit facility agreement effective June 30, 1999 with Bank of America, N.A. d/b/a NationsBank, N.A. ("NationsBank") with respect to an increase in the revolving line of credit to a maximum of $35 million (the "Credit Facility") and the continuation of a term loan facility of $1.9 million (the "Term Loan"). Borrowings under the Credit Facility and the Term Loan are due October 15, 2001. The Credit Facility may be used for acquisitions, general corporate purposes and letters of credit. Letters of credit issued under the Credit Facility may not exceed $10 million in the aggregate. As of June 30, 1999, there were outstanding borrowings of $14.7 million and letters of credit totaling $4.3 million under the Credit Facility. At June 30, 1999, the Company wrote-off $337,000 of deferred financing costs related to the previous credit facility. All amounts repaid under the Credit Facility may be reborrowed. Interest on outstanding balances of the Credit Facility and the Term Loan are computed based on the Eurodollar Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios. During 1998 and 1999, the margin was 1.25%. As of June 30, 1999, the Company had outstanding interest rate swap hedge agreements totaling $16.4 million that mature in October 2000 which were entered into as a requirement of the previous credit facility. These agreements exchange floating rate obligations for fixed rates.

The Credit Facility is secured by substantially all the assets of the Company, is guaranteed by all its subsidiaries, and requires the Company to comply with various loan covenants, including maintenance of certain financial and coverage ratios and restrictions on additional indebtedness, liens, guarantees, advances, capital expenditures, sale of assets and dividends. At June 30, 1999, the Company was in compliance with the loan covenants.

YEAR 2000 PREPAREDNESS

STATE OF READINESS

The Company recognizes that computer systems and all forms of electronic technology, information technologies ("IT") and non-information technologies ("Non- IT"), could be adversely affected by the Year 2000 date. This is because many systems and technology components use a two-digit field to represent the year in dates (e.g., "99" rather than "1999"). With the advent of the Year 2000, systems and programs may fail or produce incorrect data believing it is the year 1900, causing not just IT problems but also business and operations problems.

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

The Company's project reporting and accountability structure encompasses every level of the organization, including: (1) an Executive Committee (senior level management of the Company), (2) an Executive Sponsor who is responsible for reviewing and advising on Year 2000 project progress and processes, (3) the Year 2000 Project Office which is responsible for overall coordination, maintenance, collection and dissemination of all Year 2000 project information as well as the centralized systems and processes, and (4) subsidiary operating company management and assigned points of contact responsible for any systems developed, purchased, operated and supported within an operating company.

The Year 2000 Project Office has developed a reporting schedule and requires periodic updates from the operating companies and others such as suppliers and business partners, throughout the life of the project. These updates provide associated project detail on all Year 2000 activity (i.e., budget, risks, timeline and schedule, contingency plans, testing plans and updates, issues and concerns, and Company awareness activities). The Year 2000 Project Office is responsible for reporting on the Company's state of compliance.

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

The Company has completed the Organization, Assessment and Planning phases, and has made significant progress in the remaining phases of the project. The Company believes the inventory gathered has identified all significant systems and processes, and the operating companies have been asked to prioritize "business critical" and "important" systems and assign compliance status to the systems identified. External and internal resources have been used for this effort and will continue to be used to correct, test and implement these items for Year 2000 readiness and compliance. A third party Year 2000 consulting firm conducted audits of key reservation systems for four of the Company's largest and most critical subsidiary companies. The audits conducted by the third-party firm indicated that the critical applications are functionally compliant, but that additional testing should be performed or documented in some cases. The audits also indicated that plans are in place for replacing non-compliant hardware/software elements to achieve compliance by the end of the third quarter. Overall, the audit findings were acceptable and highlighted actions that could be undertaken to improve the overall level of compliance. These action items are currently being addressed at each of the operating company locations analyzed. As of July 16, 1999, approximately 84% of the Company's over-all systems have been remediated and are either fully tested or in the final stages of testing. The Company believes all internal core selling systems and other internal systems critical to the conduct of business have been adequately remedied. The Company anticipates the Year 2000 remediation of its internal IT and Non-IT systems to be finalized by December 31, 1999.

As part of the Company's overall technology strategy, the Company has been developing new common applications including the Universal Technology (already Year 2000 compliant), that are expected to be implemented in 1999 in air, auto and cruise companies, replacing many, although not all, of the existing systems currently in place at those companies. New hardware and software required to support these applications are substantially in place and are Year 2000 compliant.

The Company has developed a communication process and has designed an approach to informing and educating the Year 2000 project team and other Company employees. A corporate compliance statement, a "Year 2000 Readiness Disclosure Statement" (which adheres to the requirements of the Year 2000 Readiness Disclosure Act), and a vendor/supplier survey have been developed. The survey has been distributed to all business partners and suppliers, with continued follow-up for those who fail to respond. To date, most of the Company's business partners have responded to the compliance survey. Although approximately 80% of the Company's business partners and suppliers have responded in writing that they are addressing their Year 2000 issues on a timely basis, the readiness of these third parties varies widely. Responses do not necessarily warrant compliance or guarantee uninterrupted service and are most often vague. However, the two primary third party global distribution reservation systems utilized by the Company have disclosed they have substantially completed their Year 2000 compliance efforts and have definitive plans to be fully compliant by late 1999. Due to the variation in responses received from other business partners, the Company is not depending on the responses received and is asking its operating companies to continue follow-up efforts with key business partners and suppliers and with those which have not responded to the survey mail-outs. Vendor systems that will not be made compliant are generally being replaced with compliant alternatives. Because the Company's Year 2000 compliance is dependant on key business partners and suppliers being compliant on a timely basis, there can be no assurance the Company's efforts alone will resolve all Year 2000 issues. A schedule has been developed for follow-up and review of responses. An action plan has been developed to closely work with and monitor the progress of the Company's critical and important business partners that could impact business operations if such partners are not compliant. Contingency plans are also being developed.

COSTS

The Company's total cost of Year 2000 remediation activities over the course of the project is anticipated to be approximately $2.0 million. These costs, which include capitalizable expenses such as hardware purchases, are spread across the operating companies and corporate headquarters and were substantially incurred in 1998 and during the first six months of 1999. The Year 2000 project costs do not include costs that may be incurred by the Company as a result of the failure of any third parties, including business partners and suppliers, to become Year 2000 compliant or costs to implement any contingency plans. The Company's spending level on Year 2000 remediation is attributed in large part to the Company's strategy for the development and implementation of new common Universal Technology applications that will replace a significant portion of the Company's legacy systems as discussed herein.

RISKS

The Company utilizes IT and Non-IT systems in many aspects of its business and is dependent on a multitude of business partners. The Year 2000 assessment is based upon numerous assumptions as to future events. There can be no guarantee these assumptions will prove accurate, and actual results could differ from those estimated if these assumptions are inaccurate. Risks associated with the Year 2000 include, but are not limited to, the following:

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

o Although the Company is not aware of any threatened claims related to the Year 2000, the Company may be subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on the Company. There can be no assurance that the Company's insurance coverage would be adequate to offset these and other business risks related to the Year 2000 issue.

CONTINGENCY PLANS

While the Company believes it is pursuing the appropriate courses of action to ensure Year 2000 readiness, there can be no assurance that such objectives will be fully achieved internally or with business partners. Accordingly, the Company is preparing contingency plans to identify and determine how to handle its worst case scenarios. Those areas will be addressed by contingency plans. These contingency plans will include the identification, acquisition and/or preparation of backup systems and processes in case of non-compliance. Contingency planning is being managed under the guidance of the Executive Committee. Contingency plans will be based in part on an assessment of the magnitude and probability of potential risks, and will primarily focus on proactive steps to react to any Year 2000 failures and minimize their impact.

To the extent practical, the Company is identifying the most likely Year 2000 failures in order to develop and refine plans to continue its business in the event of system failures. These plans include performing certain processes manually, maintaining dedicated staff to be available at crucial dates to remedy unforeseen problems, having appropriate supplies available, developing communication structures and repairing or obtaining replacement systems. Completion of contingency plans for all business critical and important systems, including worst case scenarios, is expected by the end of the third quarter of 1999. Plans will continue to be refined throughout 1999 as additional information related to potential exposure is identified.

ONGOING PLANS AND ACTIVITIES

Based on its efforts and plans to date, the Company does not believe the Year 2000 issue will have a material adverse effect on the Company's financial condition or results of operations. The Company is completing the correction and testing phases and continues to monitor the likelihood of successfully completing and addressing the full range of issues in a timely manner. Further, contingency planning is underway for all mission critical systems and processes.

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

The Company's quarterly results of operations may also be subject to fluctuations as a result of changes in the mix of services offered by the Company, fare wars by travel providers, net daily rates charged to travelers by hotels, changes in relationships with certain travel providers (including commission rates and programs), changes in marketing programs and their effectiveness, changes in the timing and payment of overrides by travel providers, extreme weather conditions or other factors affecting travel or the economy and the timing and cost of acquisitions.

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

The Company has utilized derivative financial instruments to reduce financial market risks. The Company has managed its interest rate risk on its Credit Facility through use of interest rate swaps pursuant to which the Company has exchanged its floating rate interest obligations for fixed rates for a portion of the outstanding borrowings. The fixing of interest rates offsets the Company's exposure to the uncertainty of floating interest rates on a portion of outstanding borrowings during the term of the interest rate swap agreements. The Company was formally required by its prior credit facility to hedge 50% of outstanding borrowings. This requirement was eliminated as of June 30, 1999. The Company plans to leave existing interest rate swap agreements in place but does not plan to routinely hedge the full amount of borrowings because of the revolving nature of such borrowings.

The Company has foreign currency denominated liabilities and reservation commitments to foreign travel providers. To mitigate potential adverse trends, the Company's operating strategy takes into account changes in exchange rates over time. Accordingly, for Auto Europe, an operating company that specializes in European auto rentals and which has significant foreign currency exposure, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency denominated liabilities and commitments. The principal currencies hedged are Italian Lira, Duetsche Marks, British Pounds and French Francs. The Company recently evaluated the degree to which it should enter into contracts for foreign currency denominated liabilities and commitments related to AHI and determined routine hedging would not be effective as a result of the relative timing of product pricing, delivery, revenue recognition and payment of liabilities of AHI's transactions denominated in foreign currencies.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company's ability to pay dividends continues to be restricted by the terms of the Credit Facility.

ITEM 5. OTHER INFORMATION

CORPORATE RESTRUCTURING

During the second quarter of 1999, the Company substantially completed certain planned corporate restructuring initiatives. These initiatives were undertaken to align the operating companies according to industry segments and to maximize the efficiency and effectiveness of the utilization of various Company assets, such as technology, contracts and intangibles. In connection with the corporate restructuring, various holding companies were established to own the operating companies. In addition, certain partnerships were formed by subsidiaries of the Company.

AMENDMENT TO LVI MERGER AGREEMENT

Effective July 29, 1999, the Company entered into an amendment to the Merger Agreement dated as of January 30, 1999 by and between the Company and the former owners of Lifestyle Vacation Incentives, Inc. and All Seasons Smart Traveler, Inc. (collectively, "LVI"), providing for a modification of the consideration and contingent earn-out provisions of the agreement. Accordingly, additional purchase consideration of 144,928 shares of common stock of the Company and $750,000 was paid, the earnings threshold for contingent consideration was increased and the maximum amount of such consideration was decreased. The agreement continues to have an earn-out provision whereby potential contingent consideration not to exceed $1 million may be earned based on future results of LVI. The cash payment was funded with the Company's operating capital.

AMENDED AND RESTATED CREDIT AGREEMENT

On July 30, 1999, the Company closed on an amended and restated credit facility agreement effective June 30, 1999 with Bank of America N.A. d/b/a NationsBank, N.A. with respect to an increase in a revolving line of credit to a maximum of $35 million (the "Credit Facility") and a term loan facility of $1.9 million (the "Term Loan"). Borrowings under the Credit Facility and Term Loan are due October 15, 2001. The Credit Facility may be used for acquisitions, general corporate purposes and letters of credit. Letters of credit issued under the Credit Facility may not exceed $10 million in the aggregate. Interest on outstanding borrowings of the Credit Facility and the Term Loan are computed based on the Eurodollar Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios. The Credit Facility is secured by substantially all assets of the Company, is guaranteed by all its subsidiaries and requires the Company to comply with various loan covenants including maintenance of certain financial and coverage ratios and various restrictions.

The foregoing description is qualified in all respects by reference to the full text of the Amended and Restated Credit Facility Agreement, which is included as an exhibit to this Report.

RISK FACTORS AND QUALIFICATION OF FORWARD LOOKING STATEMENTS

The Company is subject to various risks associated with its operations, strategies, management and industry, including the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In addition, the statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding future financial and operating performance and results, sales, revenue, expenses, individual reporting segments, marketing plans and initiatives, the Internet, acquisitions, operational initiatives, technology, the economy and other statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements. Past performance is not necessarily indicative of future results, and actual results could differ significantly from any results anticipated in any forward-looking statement. In evaluating the Company's business, the following factors, in addition to the Risk Factors set forth in the Company's Annual Report on Form 10-K referred to above, should be carefully considered: successful deployment and integration of systems; factors affecting internal growth and management of growth; dependence on travel providers; availability of adequate financing on acceptable terms; success in entering new segments of the travel market and new geographic areas; the Company's ability to implement its strategic technology, marketing, acquisition Internet and operational initiatives; dependence on personnel, technology and travel providers; the ability to recruit and retain appropriate personnel; labor and technology costs; cost, availability and effectiveness of advertising and promotional efforts; risks associated with the travel industry generally; seasonality and quarterly fluctuations; competition; general economic conditions, and other factors. In addition, the Company's business strategy and growth strategy involve a number of risks and challenges, and there can be no assurance that these risks and other factors will not have a material adverse effect on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)        Exhibits:

                   EXHIBIT NO.              DESCRIPTION OF EXHIBIT
                   -----------              ----------------------
                      10.20       Amended and Restated Credit Agreement dated as of June 30, 1999
                       11         Schedule of Computations of Earnings Per Share
                       21         Subsidiaries of the Registrant
                       27         Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed the following reports on Form 8-K during the fiscal quarter ended June 30, 1999:

         Current Report on Form 8-K dated April 15, 1999. Current
         Report on Form 8-K dated May 3, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRAVEL SERVICES INTERNATIONAL, INC.

Date:    August 13, 1999             By: /S/ JILL M. VALES
                                         -----------------------------
                                             Jill M. Vales Senior Vice President
                                             and Chief Financial Officer (as
                                             both a duly authorized officer of
                                             the registrant and the principal
                                             financial officer or chief
                                             accounting officer of the
                                             registrant)

                                 EXHIBIT INDEX


EXHIBIT                   DESCRIPTION
-------                   -----------
 10.20       Amended and Restated Credit Agreement dated as of June 30, 1999
  11         Schedule of Computations of Earnings Per Share
  21         Subsidiaries of the Registrant
  27         Financial Data Schedule