Form 10-Q
period 1999-09-30
TRAVEL SERVICES INTERNATIONAL INC
filed 1999-11-15
CIK 1039064

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _____________

     Commission File No. 0-29298

                       TRAVEL SERVICES INTERNATIONAL, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

              FLORIDA                                           52-2030324
     -------------------------------                          ----------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

                             220 Congress Park Drive
                           Delray Beach, Florida 33445
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (561) 266-0860
                                 --------------
              (Registrant's telephone number, including area code)

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

Yes  X   No  __

         The number of shares outstanding of the issuer's Common Stock, par value $.01 per share, as of November 10, 1999, was 13,962,086.

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

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----

PART I            FINANCIAL INFORMATION...........................................................................3

Item 1.           Consolidated Financial Statements...............................................................3

                  Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999 .....................3

                  Consolidated Statements of Income for the Three Months Ended
                  September 30, 1998 and 1999 and the Nine Months Ended September 30, 1998 and 1999...............4

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1998 and 1999...............................................................5

                  Notes to Consolidated Financial Statements......................................................6

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.....................................23

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings..............................................................................24

Item 2.           Changes in Securities and Use of Proceeds......................................................24

Item 4.           Submission of Matters to a Vote of Security Holders............................................24

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

Item 6.           Exhibits and Reports on Form 8-K...............................................................26

SIGNATURES.......................................................................................................27

PART I - FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                           (UNAUDITED)
                                                                                   DECEMBER 31,            SEPTEMBER 30,
                                                                                       1998                    1999
                                                                              -----------------------   --------------------
                                   ASSETS

Current Assets:
     Cash and cash equivalents                                                          $     26,084             $   29,233
     Accounts receivable, net                                                                 15,460                 17,973
     Receivables and notes from affiliates and employees                                         250                    323
     Deferred income taxes                                                                       827                  1,379
     Prepaid expenses and other current assets                                                 7,776                 13,168
                                                                              -----------------------   --------------------
         Total current assets                                                                 50,397                 62,076

Property and equipment, net                                                                   22,504                 31,361
Goodwill, net                                                                                105,773                143,302
Notes receivable from employees                                                                  410                    331
Other assets                                                                                   1,045                    616
                                                                              -----------------------   --------------------

         Total assets                                                                   $    180,129            $   237,686
                                                                              =======================   ====================

                        LIABILITIES AND STOCKHOLDERS'
                                   EQUITY

Current Liabilities:
     Current portion of long-term debt                                                           257                    277
     Income taxes payable                                                                          -                    440
     Trade payables and accrued expenses                                                      27,412                 52,432
                                                                              -----------------------   --------------------
         Total current liabilities                                                            27,669                 53,149

Borrowings under line of credit                                                                    -                 14,700
Long-term debt, net of current portion                                                         2,888                  2,679
Deferred income taxes                                                                          3,774                  5,074
Other long-term liabilities                                                                      501                    514
                                                                              -----------------------   --------------------
         Total liabilities                                                                    34,832                 76,116
                                                                              -----------------------   --------------------

Commitments and contingencies (note 7)

Stockholders' Equity:
Preferred stock, $0.01 par value;  1,000,000 shares authorized;
     none outstanding
Common stock, $0.01 par value;  50,000,000 shares authorized;
     13,376,969 and 13,958,077 shares outstanding, respectively                                  134                    140
Additional paid-in capital                                                                   129,623                139,496
Retained earnings                                                                             15,540                 21,934
                                                                              -----------------------   --------------------
         Total stockholders' equity                                                          145,297                161,570
                                                                              -----------------------   --------------------
         Total liabilities and stockholders' equity                                     $    180,129            $   237,686
                                                                              =======================   ====================

The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED NINE MONTHS ENDED       NINE MONTHS ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                           1998              1999              1998             1999
                                                        ------------      ------------      ------------     ------------

Net revenues                                            $     33,992      $     48,533      $     97,548     $    146,679
Operating expenses                                            19,173            29,931            53,259           89,536
                                                        ------------      ------------      ------------     ------------
     Gross profit                                             14,819            18,602            57,143
                                                                                                                   44,289
General and administrative expenses                            8,842            14,828            24,886           43,162
Goodwill amortization                                            782             1,104             1,804            3,202
                                                        ------------      ------------      ------------     ------------
     Income from operations                                    5,195             2,670            17,599           10,779

Other expense, net                                              (231)              (45)              258               62
                                                        ------------      ------------      ------------     ------------
     Income before provision for income taxes                  5,426             2,715            17,341           10,717

Provision for income taxes                                     2,279             1,086             7,283            4,287
                                                        ------------      ------------      ------------     ------------
     Net income                                         $      3,147      $      1,629      $     10,058     $      6,430
                                                        ============      ============      ============     ============


Basic earnings per share                                $       0.24      $       0.12      $       0.86     $       0.47
                                                        ============      ============      ============     ============

Diluted earnings per share                              $       0.24      $       0.12      $       0.83     $       0.46
                                                        ============      ============      ============     ============

Shares used in computing basic earnings per share         12,914,920        13,909,767        11,658,102       13,780,762
                                                        ============      ============      ============     ============

Shares used in computing diluted earnings per share       13,388,011        13,994,489        12,149,908       13,865,396
                                                        ============      ============      ============     ============

The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        1998          1999
                                                                      --------      --------
Cash flows from operating activities:
     Net income                                                       $ 10,058      $  6,430
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                   3,465         6,303
         Amortization of unearned compensation                              23            23
         Interest rate swap agreement                                       --          (280)
         Deferred tax (benefit) provision                                 (314)          747
         Changes in operating assets and liabilities:
              Accounts receivable                                       (6,474)       (1,279)
              Receivables and notes from affiliates and employees            3            55
              Prepaid expenses and other current assets                 (1,538)        2,171
              Trade payables and accrued expenses                       16,965        10,531
                                                                      --------      --------
         Net cash provided by operating activities                      22,188        24,701
                                                                      --------      --------

Cash flows from investing activities:
     Capital expenditures                                               (5,779)      (11,745)
     Proceeds from sale of property and equipment                           --           579
     Cash paid for acquisitions, net of cash acquired                  (51,919)      (25,491)
                                                                      --------      --------
            Net cash used in investing activities                      (57,698)      (36,657)
                                                                      --------      --------

Cash flows from financing activities:
     Proceeds from long-term debt and line of credit                    30,700        24,000
     Payments on long-term debt and line of credit                     (32,841)       (9,489)
     Net proceeds from options exercised                                   192           594
     Net proceeds from offerings                                        66,369            --
                                                                      --------      --------
            Net cash provided by financing activities                   64,420        15,105
                                                                      --------      --------

               Net increase in cash and cash equivalents                28,910         3,149

Cash and cash equivalents, beginning of period                           8,451        26,084
                                                                      --------      --------

Cash and cash equivalents, end of period                              $ 37,361      $ 29,233
                                                                      ========      ========

 Supplemental cash flow information:
      Cash paid for interest                                          $    548      $  1,198
                                                                      ========      ========

The accompanying notes are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

The interim consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1998 and 1999 are unaudited, and certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly present the financial position, results of operations, and cash flows with respect to interim financial statements, have been included. Operating results for interim periods are not necessarily indicative of the results for full years as a result of seasonality and other factors.

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

The Company follows Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way information about reporting segments is reported in financial statements and establishes standards for related disclosures about products and services, geographical areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments include outbound, cruise, lodging and other.

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

3.   REPORTING SEGMENTS

                                                                                           ADJUSTING
                                                                                           AND RECON.
THREE MONTHS ENDED SEPTEMBER 30, 1998   OUTBOUND      CRUISE      LODGING       OTHER       ITEMS (1)       TOTAL
                                        --------     --------     --------     --------     --------      --------
Net revenues                            $ 11,985     $ 14,173     $  4,478     $  3,356     $     --      $ 33,992
Operating expenses                         7,659        6,731        2,631        2,152           --        19,173
                                        --------     --------     --------     --------     --------      --------
Gross profit                               4,326        7,442        1,847        1,204           --        14,819

General and administrative expenses        1,308        3,630        1,167          876        1,861         8,842
Goodwill amortization                          1           --           --           --          781           782
                                        --------     --------     --------     --------     --------      --------
Income from operations                     3,017        3,812          680          329       (2,642)        5,195

Other income (expense), net                  233          125           28           28         (184)         (231)
                                        --------     --------     --------     --------     --------      --------
Net income before income taxes             3,250        3,937          708          357       (2,826)        5,426

Provision for income taxes                    --           --           --           --        2,279         2,279
                                        --------     --------     --------     --------     --------      --------
Net income                              $  3,250     $  3,937     $    708     $    357     $ (5,105)     $  3,147
                                        ========     ========     ========     ========     ========      ========

                                                                                           ADJUSTING
                                                                                           AND RECON.
THREE MONTHS ENDED SEPTEMBER 30, 1999   OUTBOUND      CRUISE      LODGING       OTHER       ITEMS (1)       TOTAL
                                        --------     --------     --------     --------     --------      --------

Net revenues                            $ 21,077     $ 13,803      $  6,123     $  7,530     $     --      $ 48,533
Operating expenses                        11,690        9,765         3,628        4,848           --        29,931
                                        --------     --------      --------     --------     --------      --------
Gross profit                               9,387        4,038         2,495        2,682           --        18,602

General and administrative expenses        2,381        4,216         1,414        1,469        5,348        14,828
Goodwill amortization                          1           --            --           --        1,103         1,104
                                        --------     --------      --------     --------     --------      --------
Income from operations                     7,005         (178)        1,081        1,213       (6,451)        2,670

Other income (expense), net                  411          219            39          117         (741)           45
                                        --------     --------      --------     --------     --------      --------
Net income before income taxes             7,416           41         1,120        1,330       (7,192)        2,715

Provision for income taxes                    --           --            --           --        1,086         1,086
                                        --------     --------      --------     --------     --------      --------
Net income                              $  7,416     $     41      $  1,120     $  1,330     $ (8,278)     $  1,629
                                        ========     ========      ========     ========     ========      ========

(1) Adjusting and reconciling items includes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters. On a consolidated basis, inter-segment sales were immaterial.

                                                                                           ADJUSTING
                                                                                           AND RECON.
NINE MONTHS ENDED SEPTEMBER 30, 1998    OUTBOUND      CRUISE      LODGING       OTHER       ITEMS (1)       TOTAL
                                        --------     --------     --------     --------     --------      --------

Net revenues                            $ 39,554     $ 43,399     $  5,725     $  8,870     $     --      $ 97,548
Operating expenses                        24,483       19,546        3,341        5,889           --        53,259
                                        --------     --------     --------     --------     --------      --------
Gross profit                              15,071       23,853        2,384        2,981           --        44,289

General and administrative expenses        4,212       10,420        1,364        2,095        6,795        24,886
Goodwill amortization                          1           --           --           --        1,803         1,804
                                        --------     --------     --------     --------     --------      --------
Income from operations                    10,858       13,433        1,020          886       (8,598)       17,599

Other income (expense), net                  469          212           27          111       (1,077)         (258)
                                        --------     --------     --------     --------     --------      --------
Net income before income taxes            11,327       13,645        1,047          997       (9,675)       17,341

Provision for income taxes                    --           --           --           --        7,283         7,283
                                        --------     --------     --------     --------     --------      --------
Net income                              $ 11,327     $ 13,645     $  1,047     $    997     $(16,958)     $ 10,058
                                        ========     ========     ========     ========     ========      ========

                                                                                               ADJUSTING
                                                                                               AND RECON.
NINE MONTHS ENDED SEPTEMBER 30, 1999    OUTBOUND       CRUISE        LODGING        OTHER       ITEMS (1)         TOTAL
                                        --------      --------      --------      --------     ----------       --------

Net revenues                            $  61,140     $  47,988     $  16,394     $  21,157     $      --      $ 146,679
Operating expenses                         34,298        32,353         9,867        13,018            --         89,536
                                        ---------     ---------     ---------     ---------     ---------      ---------
Gross profit                               26,842        15,635         6,527         8,139            --         57,143

General and administrative expenses         6,730        13,567         3,891         3,843        15,131         43,162
Goodwill amortization                           1            --            --            --         3,201          3,202
                                        ---------     ---------     ---------     ---------     ---------      ---------
Income from operations                     20,111         2,068         2,636         4,296       (18,332)        10,779

Other income (expense), net                   952           521            80           447        (2,062)           (62)
                                        ---------     ---------     ---------     ---------     ---------      ---------
Net income before income taxes             21,063         2,589         2,716         4,743       (20,394)        10,717

Provision for income taxes                     --            --            --            --         4,287          4,287
                                        ---------     ---------     ---------     ---------     ---------      ---------
Net income                              $  21,063     $   2,589     $   2,716     $   4,743     $ (24,681)     $   6,430
                                        =========     =========     =========     =========     =========      =========

(1) Adjusting and reconciling items includes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters. On a consolidated basis, inter-segment sales were immaterial.

4.   LONG-TERM DEBT AND CREDIT FACILITY

On July 30, 1999, the Company closed on an amended and restated credit facility agreement effective June 30, 1999 with Bank of America N.A. d/b/a NationsBank, N.A. ("NationsBank") with respect to an increase in the revolving line of credit to a maximum of $35 million (the "Credit Facility") and the continuation of a term loan facility of $1.9 million (the "Term Loan"). Borrowings under the Credit Facility and the Term Loan are due October 15, 2001. The Credit Facility may be used for acquisitions, general corporate purposes and letters of credit. Letters of credit issued under the Credit Facility may not exceed $10 million in the aggregate. As of September 30, 1999, there were outstanding borrowings of $14.7 million and letters of credit totaling $4.9 million under the Credit Facility. At June 30, 1999, the Company wrote-off $337,000 of deferred financing costs related to the prior credit facility. All amounts repaid under the Credit Facility may be reborrowed. Interest on outstanding balances of the Credit Facility and the Term Loan are computed based on the LIBOR Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios. During 1998 and 1999, the margin was 1.25%. As of September 30, 1999, the Company had outstanding interest rate swap hedge agreements totaling $16.4 million that mature in October 2000 which were entered into as a requirement of the previous credit facility. These agreements exchange floating rate obligations for fixed rates.

The Credit Facility is secured by substantially all the assets of the Company, is guaranteed by all its subsidiaries, and requires the Company to comply with various loan covenants, including maintenance of certain financial and coverage ratios and restrictions on additional indebtedness, liens, guarantees, advances, capital expenditures, sale of assets and dividends. At September 30, 1999, the Company was in compliance with the loan covenants.

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

Aggregate net revenues of $2.4 million, and income before taxes of $545,000, included in the accompanying consolidated statements of income for the nine month period ended September 30, 1998, were generated prior to the closing dates of the 1998 Pooling Acquisitions.

From December 1997 through 1998, the Company acquired one software development company and seven operating companies under transactions accounted for using the purchase method of accounting. The operating companies acquired include Lexington Services Associates, Ltd. ("Lexington"), Trax Software, Inc., Diplomat Tours, Inc., Gold Coast Travel Agency Corporation, The Cruise Line, Inc., ABC Corporate Services ("ABC") and 1-800-CRUISES, Inc. Accordingly, the financial results of these operating companies have been included in the accompanying financial statements from the date of acquisition. The aggregate consideration paid for these acquisitions, excluding consideration paid for Lexington, was 255,107 shares of common stock and $26.5 million in cash.

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

The following are unaudited pro forma combined results of operations of the Company, Lexington and AHI for the three and nine month periods ended September 30, 1998 and 1999, as if the acquisitions of Lexington and AHI had occurred on January 1, 1998 (in thousands, except per share data):

                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                             -------------------------     --------------------------
                                                1998           1999           1998           1999
                                             ----------     ----------     ----------     -----------

Net revenues                                 $   40,875     $   48,533     $  115,114     $   147,196
                                             ==========     ==========     ==========     ===========
Net income                                   $    4,633     $    1,629     $   11,942     $     5,932
                                             ==========     ==========     ==========     ===========
Pro forma diluted earnings per share         $     0.34     $     0.12     $     0.95     $      0.43
                                             ==========     ==========     ==========     ===========
Weighted average shares used outstanding     13,533,411     13,994,489     12,531,996      13,889,628
                                             ==========     ==========     ==========     ===========

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

A reconciliation of weighted average shares used in the calculation of basic and diluted earnings per share for the three and nine month periods ended September 30, 1998 and 1999 are as follows:

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                     -------------------------     -------------------------
                                        1998           1999           1998           1999
                                     ----------     ----------     ----------     ----------

Basic common shares outstanding      12,914,920     13,909,768     11,658,102     13,780,762
Dilutive effect of stock options        473,091         84,721        491,806         84,634
                                     ----------     ----------     ----------     ----------
Dilutive shares outstanding          13,388,011     13,994,489     12,149,908     13,865,396
                                     ==========     ==========     ==========     ==========

Options totaling 1,433,822 and 594,684 were not included in the calculation of dilutive shares outstanding for the three months and nine months ended September 30, 1999, respectively, as the inclusion would have been anti-dilutive.

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

The Company, following its initial public offering and the Combinations of the Founding Companies in July 1997, focused for the remainder of 1997 on forming a corporate headquarters, developing a technology strategy and acquiring operating companies. During 1998, the Company focused on developing strategic software applications, creating a marketing and branding strategy, expanding call centers for cruise and domestic air operations, centralizing certain activities at corporate headquarters and acquiring additional operating companies. During 1999 the Company continued to focus on expanding its presence and on-line booking capabilities on the Internet, further developing and rolling out its strategic software applications, integrating its cruise segment call center operations, maximizing revenue opportunities and improving call center operations.

The Company operates and reports under the following segments: outbound, cruise, lodging and other.

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

CONSOLIDATED FINANCIAL REVIEW

The following sets forth certain historical consolidated financial data, also stated as a percentage of net revenues, for the periods indicated (dollars in thousands except per share data):

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------------------
                                                       1998                     1999
                                             ----------------------   ----------------------
Net revenues                                 $33,992         100.0%   $48,533         100.0%
Operating expenses                            19,173          56.4     29,931          61.7
                                             -------         -----    -------         -----
Gross profit                                  14,819          43.6     18,602          38.3
General and administrative expenses            8,842          26.0     14,828          30.5
Goodwill amortization                            782           2.3      1,104           2.3
                                             -------         -----    -------         -----
Income from operations                         5,195          15.3      2,670           5.5
Other income (expense), net                      231           0.7         45            .1
                                             -------         -----    -------         -----

Income before provision for income taxes       5,426          16.0      2,715           5.6
Provision for income taxes                     2,279           6.7      1,086           2.2
                                             -------         -----    -------         -----
Net income                                   $ 3,147           9.3%   $ 1,629           3.4%
                                             =======         =====    =======         =====
Diluted earnings per share                   $  0.24                  $  0.12
                                             =======                  =======

The Company reported net income of $1.6 million, or $0.12 diluted earnings per share, for the three months ended September 30, 1999, as compared to net income of $3.1 million, or $0.24 diluted earnings per share, for the comparable 1998 period. Net revenues increased $14.5 million from the prior year period as a result of acquisitions and increases in transaction volumes and net revenue per transaction. Of this increase in net revenues, $6.0 million was from internal growth (which excludes the impact of acquisitions made subsequent to April 1, 1998 accounted for using the purchase method of accounting). However, profitability declined primarily as a result of decreased gross profit margins in the cruise reporting segment and increased general and administrative expenses.

Gross profit margin in the cruise reporting segment decreased in 1999 primarily as a result of increased marketing and other operating costs and lower effective commission rates. Gross profit margin in the lodging reporting segment de-creased in 1999 primarily as a result of a relative increase in voice reservation services in 1999 which are more labor intensive than electronic reservations. In addition, the overall gross profit margin declined as a result of a change in the relative net revenues by reporting segment compared to 1998.

General and administrative expenses increased $6.0 million or 67.7% in 1999, of which $1.2 million was attributable to companies acquired in 1998 and 1999 accounted for using the purchase method of accounting, $1.3 million was attributable to increased costs at other operating companies, primarily in the cruise reporting segment, and $3.5 million was attributable to increased costs at corporate headquarters. The increase in costs at corporate headquarters resulted from centralization and expansion of certain functions such as revenue management, Internet development, marketing, finance, telecommunications and systems support. The Company expects its expenses associated with technology will continue to increase in 1999 as compared to 1998 as development of its Internet website continues and once capitalized software costs begin to be amortized as particular software releases are rolled out to users.

Goodwill amortization of $1.1 million in for the three months ended September 30, 1999 was the result of several acquisitions in 1998 and 1999 that were accounted for under the purchase method of accounting.

Provision for income taxes, as a percentage of income before provision for income taxes, was 40% in 1999 as compared to 42% in 1998. The decrease is the result of certain corporate restructuring initiatives undertaken by the Company in late 1998 and early 1999.

(dollars in thousands, except per share data)             NINE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------------------------
                                                        1998                          1999
                                             -------------------------    ------------------------
Net revenues                                 $  97,548          100.0%    $ 146,679          100.0%
Operating expenses                              53,259           54.6        89,536           61.1
                                             ---------          -----     ---------          -----
Gross profit                                    44,289           45.4        57,143           38.9
General and administrative expenses             24,886           25.5        43,162           29.4
Goodwill amortization                            1,804            1.9         3,202            2.2
                                             ---------          -----     ---------          -----
Income from operations                          17,599           18.0        10,779            7.3
Other income (expense), net                       (258)           (.2)          (62)           (.1)
                                             ---------          -----     ---------          -----

Income before provision for income taxes        17,341           17.8        10,717            7.2
Provision for income taxes                       7,283            7.5         4,287            2.8
                                             ---------          -----     ---------          -----
Net income                                   $  10,058           10.3%    $   6,430            4.4%
                                             =========          =====     =========          =====
Diluted earnings per share                   $    0.83                    $    0.46
                                             =========                    =========

The Company reported net income of $6.4 million, or $0.46 diluted earnings per share, for the nine months ended September 30, 1999, as compared to net income of $10.1 million, or $0.83 diluted earnings per share, for the comparable 1998 period. Net revenues increased $49.1 million from the prior year period as a result of acquisitions and increases in transaction volumes and net revenue per transaction. Of this increase in net revenues, 20.2% was from internal growth (which excludes the impact of acquisitions made subsequent to January 1, 1998 accounted for using the purchase method of accounting). However, profitability declined primarily as a result of a decreased gross profit margin in the cruise reporting segment and increased general and administrative expenses.

Gross profit margin decreased in 1999 primarily as a result of increased marketing, compensation and other operating costs, lower effective commission rates within the cruise reporting segment and a change in the relative revenue mix among the four reporting segments.

General and administrative expenses increased $18.3 million, or 73.4%, in 1999, of which $4.9 million was attributable to companies acquired in 1998 and 1999 accounted for using the purchase method of accounting, $5.1 million was attributable to increased costs at other operating companies, primarily in the cruise reporting segment, and $8.3 million was attributable to increased costs at corporate headquarters, as discussed above.

Goodwill amortization of $3.2 million for the nine months ended September 30, 1999 is the result of several acquisitions in 1998 and 1999 accounted for under the purchase method of accounting.

Provision for income taxes, as a percentage of income before provision for income taxes, was 40% in 1999 and 42% in 1998. The decrease is the result of certain corporate restructuring initiatives undertaken by the Company in late 1998 and early 1999.

OUTBOUND REPORTING SEGMENT FINANCIAL REVIEW

The following sets forth certain historical financial data, also stated as a percentage of net revenues, for the periods indicated.

(dollars in thousands)                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                            --------------------------------------------------------
                                                                      1998                          1999
                                                            --------------------------    --------------------------
Net revenues                                                    $ 11,985      100.0%        $21,077         100.0%
Operating expenses                                                 7,659       63.9          11,690          55.5
                                                                --------      -----         -------         -----
Gross profit                                                       4,326       36.1           9,387          44.5
General and administrative expenses                                1,308       10.9           2,381          11.3
Goodwill amortization                                                  1          -               1             -
                                                                --------      -----         -------         -----
Income from operations                                             3,017       25.2           7,005          33.2
Other income (expense), net                                          233        2.0             411           2.0
                                                                --------      -----         -------         -----
Income before provision for income taxes                        $  3,250       27.2%        $ 7,416          35.2%
                                                                ========      =====         =======         =====

Outbound reporting segment reported income before taxes of $7.4 million for the three months ended September 30, 1999, compared to $3.3 million for the comparable 1998 period. Net revenues increased 75.9% in 1999 compared to 1998, primarily because of the acquisition of AHI and increased transaction volume. Of this increase in net revenues, 16.2% was from internal growth.

Gross profit margin improved in 1999 a result of lower sales agent commissions and remuneration costs per transaction, which decreased as a result of increased sales directly to consumers and lower remuneration costs for sales through alumni associations.

General and administrative expenses increased $1.1 million, or 82.0%, in 1999 primarily as a result of the acquisition of AHI.

(dollars in thousands)                              NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------------------
                                                      1998                   1999
                                             --------------------   --------------------
Net revenues                                 $39,554       100.0%   $61,140       100.0%
Operating expenses                            24,483        61.9     34,298        56.1
                                             -------       -----    -------       -----
Gross profit                                  15,071        38.1     26,842        43.9
General and administrative expenses            4,212        10.6      6,730        11.2
Goodwill amortization                              1          --          1          --
                                             -------       -----    -------       -----
Income from operations                        10,858        27.5     20,111        32.7
Other income (expense), net                      469         1.2        952         1.8
                                             -------       -----    -------       -----
Income before provision for income taxes     $11,327        28.7%   $21,063        34.5%
                                             =======       =====    =======       =====

Outbound reporting segment reported income before taxes of $21.1 million for the nine months ended September 30, 1999, compared to $11.3 million for the comparable 1998 period. Net revenues increased 54.6% in 1999 as compared to 1998, primarily because of acquisitions and increased sales volume. Of this increase in net revenues, 13.9% was from internal growth.

Gross profit margin improved in 1999 a result of the lower commissions and remuneration per transaction. As discussed above, commission and remuneration expense decreased as a result of increased sales directly to consumers and sales through alumni associations.

General and administrative expenses increased $2.5 million, or 59.8%, in 1999 primarily as a result of acquisitions.

CRUISE REPORTING SEGMENT FINANCIAL REVIEW

The following sets forth certain historical financial data, also stated as a percentage of net revenues, for the periods indicated.

(dollars in thousands)                              THREE MONTHS ENDED SEPTEMBER 30,
                                             ----------------------------------------------
                                                      1998                    1999
                                             --------------------    ----------------------
Net revenues                                 $ 14,173       100.0%   $ 13,803        100.0%
Operating expenses                              6,731        47.5       9,765         70.7
                                             --------       -----    --------        -----
Gross profit                                    7,442        52.5       4,038         29.3
General and administrative expenses             3,630        25.6       4,216         30.6
                                             --------       -----    --------        -----
Income from operations                          3,812        26.9        (178)        (1.3)
Other income (expense), net                       125          .9         219          1.6
                                             --------       -----    --------        -----
Income before provision for income taxes     $  3,937        27.8%   $     41          0.3%
                                             ========       =====    ========        =====

The cruise reporting segment reported a net income of $41,000 before income taxes for the three months ended September 30, 1999 as compared to $3.9 million for the comparable 1998 period. The decrease in profitability was the result of a decline in the gross profit margin and increased general and administrative expenses. Net revenues decreased 2.6% in 1999 as compared to 1998 primarily from adverse booking trends during the first half of the year and lower commission yields. Net revenue per transaction decreased as a result of a decrease in effective commission rates. This decrease in base commission may be offset by incremental override commissions which, if achieved, would be primarily recorded in the fourth quarter of 1999. However, based on current trends, the Company anticipates volume levels required to achieve year-end override commissions will not be achieved.

Gross profit margin decreased in 1999 as a result of lower effective commission rates and increased marketing costs. As discussed more fully below, certain initiatives were undertaken in anticipation of increased cruise transaction volumes. One of these initiatives was to increase the level of spending for marketing activities. Transaction volumes did not reach expected levels and, as a result, less cooperative marketing funds were available in the third quarter to offset marketing expenditures. Accordingly, increased net marketing costs led to a decrease in gross profit percentages. The Company expects net marketing costs for the remainder of 1999 will continue to be significantly greater than 1998 levels as the Company works to improve market share and transaction volume.

General and administrative expenses increased $586,000 or 16%, in 1999. General and administrative expenses increased as a percentage of net revenues primarily as a result of expansion of certain cruise call centers in late 1998 and early 1999.

(dollars in thousands)                              NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------------------
                                                      1998                  1999
                                             --------------------   --------------------
Net revenues                                 $43,399       100.0%   $47,988       100.0%
Operating expenses                            19,546        45.0     32,353        67.4
                                             -------       -----    -------       -----
Gross profit                                  23,853        55.0     15,635        32.6
General and administrative expenses           10,420        24.0     13,567        28.3
                                             -------       -----    -------       -----
Income from operations                        13,433        31.0      2,068         4.3
Other income (expense), net                      212          .5        521         1.1
                                             -------       -----    -------       -----
Income before provision for income taxes     $13,645        31.5%   $ 2,589         5.4%
                                             =======       =====    =======       =====

The cruise reporting segment reported income before income taxes of $2.6 million for the nine months ended September 30, 1999 as compared to $13.6 million for the comparable 1998 period. The decrease in profitability was the result of a decline in the gross profit margin and increased general and administrative expenses. Net revenues increased 10.6% in 1999 as compared to 1998, primarily because of acquisitions and increased sales volume, however, net revenue per transaction decreased year over year. Of this increase in net revenues, 9.3% was from internal growth.

Gross profit margin decreased in 1999 as a result of increased marketing, compensation and other operating costs and a lower effective commission rate. The Company, based in part on significant internal growth experienced in 1998, substantially increased marketing expenditures and the number of sales personnel at its cruise call centers during late 1998 and early 1999. Despite these initiatives, cruise transaction volumes during the nine months of 1999 were significantly lower than expected. Accordingly, gross profit margins were eroded. The Company believes the decreased growth rate in the cruise reporting segment resulted primarily from lower than expected consumer acceptance of new Company marketing programs including a new brand name introduced in the first quarter. In response, the Company adjusted the number of sales personnel during the second quarter and, commencing in May 1999, began making several changes to its marketing program, including refocusing on its formerly successful cruise brand names such as Cruises Only, Gold Coast Cruises and Cruises Inc.

General and administrative expenses increased $3.1 million, or 30.2%, in 1999. General and administrative expenses increased as a percentage of net revenues primarily as a result of acquisitions and expansion of cruise call centers in late 1998 and early 1999.

LODGING REPORTING SEGMENT FINANCIAL REVIEW

The following sets forth certain historical financial data, also stated as a percentage of net revenues, for the periods indicated.

(dollars in thousands)                            THREE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------------
                                                    1998                   1999
                                             -------------------   -------------------
Net revenues                                 $4,478       100.0%   $6,123       100.0%
Operating expenses                            2,631        58.7     3,628        59.2
                                             ------       -----    ------       -----
Gross Profit                                  1,847        41.3     2,495        40.8
General and administrative expenses           1,167        26.1     1,414        23.1
                                             ------       -----    ------       -----
Income from operations                          680        15.2     1,081        17.7
Other income (expense), net                      28         0.7        39         0.6
                                             ------       -----    ------       -----
Income before provision for income taxes     $  708        15.9%   $1,120        18.3%
                                             ======       =====    ======       =====

Lodging reporting segment reported income before taxes of $1.1 million for the three months ended September 30, 1999, compared to $708,000 for the comparable 1998 period. Net revenues increased 36.7% in 1999 compared to 1998, primarily because of increased transaction volume. This increase was primarily attributable to new hotel contracts.

General and administrative expenses increased $247,000, or 21.2%, in 1999.

(dollars in thousands)                               NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------------------
                                                      1998                   1999
                                             --------------------   --------------------
Net revenues                                 $ 5,725       100.0%   $16,394       100.0%
Operating expenses                             3,341        58.3      9,867        60.1
                                             -------       -----    -------       -----
Gross profit                                   2,384        41.7      6,527        39.9
General and administrative expenses            1,364        23.8      3,891        23.8
                                             -------       -----    -------       -----
Income from operations                         1,020        17.9      2,636        16.1
Other income (expense), net                       27          .4         80          .5
                                             -------       -----    -------       -----
Income before provision for income taxes     $ 1,047        18.3%   $ 2,716        16.6%
                                             =======       =====    =======       =====

Lodging reporting segment reported income before taxes of $2.7 million for the nine months ended September 30, 1999, compared to $1.0 million for the comparable 1998 period. Lexington and ABC were acquired in June and July 1998, respectively, and were accounted for using the purchase method of accounting.

OTHER REPORTING SEGMENT FINANCIAL REVIEW

The following sets forth certain historical financial data, also stated as a percentage of net revenues, for the periods indicated.

(dollars in thousands)                             THREE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------------
                                                     1998                 1999
                                             -------------------   -------------------
Net revenues                                 $3,356       100.0%   $7,530       100.0%
Operating expenses                            2,152        64.1     4,848        64.4
                                             ------       -----    ------       -----
Gross profit                                  1,204        35.9     2,682        35.6
General and administrative expenses             876        26.1     1,469        19.5
                                             ------       -----    ------       -----
Income from operations                          329         9.8     1,213        16.1
Other income (expense), net                      28         0.9       117         1.6
                                             ------       -----    ------       -----
Income before provision for income taxes     $  357        10.7%   $1,330        17.7%
                                             ======       =====    ======       =====

Other reporting segment reported income before taxes of $1.3 million for the three months ended September 30, 1999 as compared to $357,000 for the comparable 1998 period. The other reporting segment includes three operating companies consisting of a specialized domestic airline ticket distributor, an incentive cruise specialized distributor, and a travel incentive promotions (company acquired in February 1999). Net revenues increased 124.4% in 1999 as a result of the acquisition of LVI and increases in transaction volume and net revenue per transaction. Of this increase in net revenues, 84.4% was from internal growth, including a 105.7% increase in net revenue at 1-800-Fly-Cheap resulting from increases in both transaction volume and revenue per transaction. The increase in net revenue per transaction was the results of an increase in the number of bulk fare tickets sold compared to published fare tickets, an increase in the average ticket price and an increase in the average yield per ticket. The average yield per ticket increased in part during the quarter as a result of full implementation of Release 2.0 of Flight Attendant, the Company's reservation technology for domestic airline tickets. Flight Attendant includes an automatic fare manager system that allows the Company to more effectively manage yield on its domestic air tickets. To support expected future growth, the Company opened a new call center in Albuquerque, New Mexico in July 1999.

General and administrative expenses increased $593,000, or 67.7%, in 1999. General and administrative expenses increased as a result of the acquisition of LVI and increased costs at 1-800-Fly-Cheap. Excluding the acquisition of LVI, general and administrative expenses increased by 33.9%. Facilities and the management infrastructure at 1-800-Fly-Cheap were expanded in late 1998 in anticipation of significant sales growth.

(dollars in thousands)                              NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------------------
                                                      1998                  1999
                                             --------------------   --------------------
Net revenues                                 $ 8,870       100.0%   $21,157       100.0%
Operating expenses                             5,889        66.4     13,018        61.5
                                             -------       -----    -------       -----
Gross profit                                   2,981        33.6      8,139        38.5
General and administrative expenses            2,095        23.6      3,843        17.5
                                             -------       -----    -------       -----
Income from operations                           886        10.0      4,296        21.0
Other income (expense), net                      111         1.3        447         1.4
                                             -------       -----    -------       -----
Income before provision for income taxes     $   997        11.3%   $ 4,743        22.4%
                                             =======       =====    =======       =====

Other reporting segment reported income before taxes of $4.7 million for the nine months ended September 30, 1999 as compared to $997,000 for the comparable 1998 period. Net revenues increased 138.5% in 1999 as a result of the acquisition of LVI and an increase in transaction volume and net revenue per transaction. Of this increase in net revenues, 89.7% was from internal growth, including a 96.8% increase in net revenue at 1-800-Fly-Cheap.

Gross profit margin increased in 1999 primarily as a result of increased net revenue per transaction and decreased shipping and mail operating costs per ticket issued, offset partially by increased advertising costs. The increase in advertising costs was attributable to newspaper advertising for 1-800-Fly-Cheap in the first quarter of 1999.

General and administrative expenses increased $1.7 million, or 83.4% in 1999. General and administrative expenses increased as a result of the acquisition of LVI and increased costs at 1-800-Fly-Cheap. Excluding the acquisition of LVI, general and administrative expenses increased 42.0%.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL TRANSACTIONS, INCLUDING ACQUISITIONS

The Company's three primary sources of liquidity and capital resources are cash flow from operating activities, borrowings under its Credit Facility and issuances of common stock.

For the nine months ended September 30, 1998 and 1999, net cash provided by operating activities was $22.2 and $24.7 million, respectively, capital expenditures were $5.8 and $11.7 million, respectively, aggregate borrowings under the Credit Facility, Term Loan and other loans were $30.7 and 24.0 million, respectively, repayment of debt was $32.8 and 9.5 million, respectively, and cash paid for acquisitions, net of cash acquired, was $51.9 and $25.5 million, respectively.

The Company expects to spend an aggregate of approximately $18 million during 1999 for capital expenditures, including approximately $11 million for development of "Universal Technology" software applications for internal use. The remainder of the 1999 capital budget relates to purchases of computer hardware and personal computers, telecommunications equipment, leasehold and building improvements and furniture and fixtures. Capital expenditures in the nine months ended September 30, 1999 totaled $11.7 million, of which $7.3 million relates to development of Universal Technology software applications. The Company expects to spend an aggregate of approximately $22 million to $27 million for the development of these applications between 1998 and 2000. As of September 30, 1999, capitalized internal use software totaled $13.8 million, net of accumulated amortization.

The Company believes that current cash balances, together with cash flow from operating activities and borrowings under its Credit Facility, should be adequate to meet the Company's capital requirements over the next year. However, future acquisitions and/or other investments in connection with the Internet or other initiatives, depending on their size and the method of financing, may affect the Company's liquidity and capital requirements during that time. Further, the Company is investigating a possible stock buy-back program which, if implemented, could impact the Company's capital requirements.

LONG-TERM DEBT AND CREDIT FACILITY

On July 30, 1999, the Company closed on an amended and restated credit facility agreement effective June 30, 1999 with Bank of America, N.A. d/b/a NationsBank, N.A. ("NationsBank") with respect to an increase in the revolving line of credit to a maximum of $35 million (the "Credit Facility") and the continuation of a term loan facility of $1.9 million (the "Term Loan"). Borrowings under the Credit Facility and the Term Loan are due October 15, 2001. The Credit Facility may be used for acquisitions, general corporate purposes and letters of credit. Letters of credit issued under the Credit Facility may not exceed $10 million in the aggregate. As of September 30, 1999, there were outstanding borrowings of $14.7 million and letters of credit totaling $4.9 million under the Credit Facility. All amounts repaid under the Credit Facility may be reborrowed. Interest on outstanding balances of the Credit Facility and the Term Loan are computed based on the LIBOR Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios. During 1998 and 1999, the margin was 1.25%. As of September 30, 1999, the Company had outstanding interest rate swap hedge agreements totaling $16.4 million that mature in October 2000 which were entered into as a requirement of the previous credit facility. These agreements exchange floating rate obligations for fixed rate obligations.

The Credit Facility is secured by substantially all the assets of the Company, is guaranteed by all its subsidiaries, and requires the Company to comply with various loan covenants, including maintenance of certain financial and coverage ratios and restrictions on additional indebtedness, liens, guarantees, advances, capital expenditures, sale of assets and dividends. At September 30, 1999, the Company was in compliance with the loan covenants.

YEAR 2000 PREPAREDNESS

STATE OF READINESS

The Company recognizes that computer systems and all forms of electronic technology, information technologies ("IT") and non-information technologies ("Non- IT"), could be adversely affected by the Year 2000 date. This is because many systems and technology components use a two-digit field to represent the year in dates (e.g., "99" rather than "1999"). With the advent of the Year 2000, systems and programs may fail or produce incorrect data believing it is the year 1900, causing not just IT problems but also business and operations problems. To help ensure that the Company's systems can survive the turn of the century, any occurrences of dates being used in technology or systems are being identified, assessed, tested and corrected where necessary. To support this effort, the Company has developed an overall project approach, a project reporting and accountability structure, and process methodology. The project approach has been developed to address the following: (1) IT systems (applications and computing environment), (2) Non-IT systems (embedded technology and systems), and (3) Business Partner Management (vendors, suppliers, banks, leasing companies). Internal and external compliance factors that may have an impact on the Company's business operations are being addressed and monitored using this approach.

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

The Company has completed the Organization, Assessment, Planning and Correction phases and is 95% complete in its testing and implementation efforts. The Company believes the inventory gathered has identified all significant systems and processes, and the operating companies have prioritized "business critical" and "important" systems and assigned compliance status to the systems identified. External and internal resources have been used for this effort and will continue to be used to correct, test and implement these items for Year 2000 readiness and compliance. A third party Year 2000 consulting firm was contracted to conduct audits of key reservation systems at five of the Company's largest and most critical subsidiary companies. The audits conducted by the third-party firm indicated that the critical applications are functionally compliant, and further testing was performed and documented in some cases. The audits also indicated that plans are in place for replacing non-compliant hardware/software elements to achieve compliance by the end of the third quarter. Overall, the audit findings were acceptable and highlighted actions that could be undertaken to improve the overall level of compliance. These action items have been addressed at each of the operating company locations analyzed. As of September 30, 1999, approximately 94% of the Company's high-priority systems have been remediated and are either fully tested or in the final stages of testing. The Company believes all internal coreselling systems and other internal systems critical to the conduct of business have been adequately remedied. The Company anticipates the Year 2000 remediation of its internal IT and Non-IT systems to be finalized by December 31, 1999.

As part of the Company's overall technology strategy, the Company has been developing new common applications including the Universal Technology (already Year 2000 compliant), that are expected to be implemented in 1999 in air and cruise companies, replacing many, although not all, of the existing systems currently in place at those companies. New hardware and software required to support these applications are substantially in place and are Year 2000 compliant. Although these applications were recently developed, the Company is conducting a testing effort to ensure compliance. This test includes the company's Cruise Control and Flight Attendant applications.

The Company has developed a communication process and has designed an approach to informing and educating the Year 2000 project team and other Company employees. A corporate compliance statement, a "Year 2000 Readiness Disclosure Statement" (which is believed to comply with the requirements of the Year 2000 Readiness Disclosure Act), and a vendor/supplier survey have been developed. The survey has been distributed to all business partners and suppliers, with continued follow-up for those who fail to respond. To date, most of the Company's business partners have responded to the compliance survey. Although approximately 86% of the Company's business partners and suppliers have responded in writing that they are addressing their Year 2000 issues on a timely basis, the readiness of these third parties varies widely. Responses do not necessarily warrant compliance or guarantee uninterrupted service and are often vague. However, the two primary third party global distribution reservation systems utilized by the Company have disclosed they have substantially completed their Year 2000 compliance efforts and have definitive plans to be fully compliant by late 1999. Due to the variation in responses received from other business partners, the Company is not depending on the responses received and is following-up efforts with key business partners and suppliers and with those which have not responded to the surveys. Vendor systems that will not be made compliant are generally being replaced with compliant alternatives. Because the Company's Year 2000 compliance is dependant on key business partners and suppliers being compliant on a timely basis, there can be no assurance the Company's efforts alone will resolve all Year 2000 issues. A schedule has been developed for follow-up and review of responses. An action plan has been developed to closely work with and monitor the progress of the Company's critical and important business partners that could impact business operations if such partners are not compliant.

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

RISKS

The Company utilizes IT and Non-IT systems in many aspects of its business and is dependent on a multitude of business partners. The Year 2000 assessment is based upon numerous assumptions as to future events. There can be no guarantee these assumptions will prove accurate, and actual results could differ from those estimated if these assumptions are inaccurate. Risks associated with the Year 2000 include, but are not limited to, the following:
1. Business partners that experience Year 2000 issues may be unable to provide goods or services to the Company, including those suppliers providing goods and services sold by the Company. Disruption of other services, such as electrical utilities, could also negatively impact the Company's operations.
2. Packaged software vendors that provide inadequate solutions, corrections and testing.
3. Project delays for the technology applications currently under development could impact overall Year 2000 compliance efforts and associated costs.
4. Any internal applications, non-IT systems and IT infrastructure within the Company that have not been identified during the Inventory and Assessment phases of the Year 2000 project have the potential to cause a disruption in business.
5. Although the Company is not aware of any threatened claims related to the Year 2000, the Company may be subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on the Company. There can be no assurance that the Company's insurance coverage would be adequate to offset these and other business risks related to the Year 2000 issue.

CONTINGENCY PLANS

While the Company believes it is pursuing the appropriate courses of action to ensure Year 2000 readiness, there can be no assurance that such objectives will be fully achieved internally or with business partners. Accordingly, the Company is preparing contingency plans to identify and determine how to handle its worst case scenarios. Those areas will be addressed by contingency plans. Contingency plan development is required by all operating companies and is inclusive of four activities: (1) contingency plan identification, (2) contingency plan development, (3) contingency plan testing and training and, (4) contingency plan revision and approval. These contingency plans will include the identification, acquisition and/or preparation of backup systems and processes. Regardless of compliance, all operating companies are required to develop these plans. The Company feels development of these plans is necessary to guard against non-compliance as well as positioning for the unforeseen occurrences and incidences that may result due to the changeover. Contingency planning is being managed under the guidance of the Executive Committee. Contingency plans will be based in part on an assessment of the magnitude and probability of potential risks, and will primarily focus on proactive steps to react to any Year 2000 failures and minimize their impact.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the shareholders of the Company was held on Tuesday, September 28, 1999. At such meeting, the shareholders considered and voted upon three proposal: (1) the election of three members to the Board of Directors; (2) the approval of an Amended and Restated 1999 Long Term Incentive Plan, providing for, among other things, an amendment to the Company's prior plan to authorize an increase in the total number of share that may be subject to awards under the plan to 18% of the aggregate number of shares of common stock outstanding; and
(3) the approval of an Amended and Restated Non-Employee Directors' Stock Plan, providing for, among other things, an amendment to the Company's prior plan to authorize an increase in the total number of shares that may be subject to awards under the plan to 200,000 shares of common stock. The shareholders approved each of the proposals. The votes cast for such proposals were as follows:

           --------------------------------------------------------------------------------------------------
                                                      Proposal #1
           --------------------------------------------------------------------------------------------------
                     Imad Khalidi                     John Przywara                   Joseph Vittoria
           --------------------------------------------------------------------------------------------------
                 10,956,669  For                   10,956,769  For                10,956,769  For
                          0  Against                        0  Against                     0  Against
                    136,911  Withheld                 136,811  Withheld              136,811  Withheld
                          0  Abstentions and                0  Abstentions and             0  Abstentions and
                             broker non-votes                  broker non-votes               broker non-votes
           --------------------------------------------------------------------------------------------------

           --------------------------------------------------------------------------------------------------
                             Proposal #2                                        Proposal #3
           --------------------------------------------------------------------------------------------------
               6,899,152  For                                   8,156,799  For
               1,314,949  Against                                 166,650  Against
                       0  Withheld                                      0  Withheld
               2,879,479  Abstentions and broker non-votes      2,770,131  Abstentions and broker non-votes
           --------------------------------------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION

RISK FACTORS AND QUALIFICATION OF FORWARD LOOKING STATEMENTS

The Company is subject to various risks associated with its operations, strategies, management and industry, including the risk factors discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In addition, the statements contained in this Report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding future financial and operating performance and results, sales, revenue, expenses, individual reporting segments, marketing plans and initiatives, the Internet, acquisitions, operational initiatives, technology, the economy and other statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause actual results, experience and the performance or achievements of the Company to be materially different from those anticipated, expressed or implied by the forward-looking statements. Past performance is not necessarily indicative of future results, and actual results could differ significantly from any results anticipated in any forward-looking statement. In evaluating the Company's business, the following factors, in addition to the Risk Factors set forth in the

Company's Annual Report on Form 10-K referred to above, should be carefully considered: successful deployment and integration of systems; factors affecting internal growth and management of growth; dependence on travel providers; availability of adequate financing on acceptable terms; success in entering new segments of the travel market and new geographic areas; the Company's ability to implement its strategic technology, marketing, acquisition Internet and operational initiatives; dependence on personnel, technology and travel providers; the ability to recruit and retain appropriate personnel; labor and technology costs; cost, availability and effectiveness of advertising and promotional efforts; risks associated with the travel industry generally; seasonality and quarterly fluctuations; competition; general economic conditions; and other factors. In addition, the Company's business strategy and growth strategy involve a number of risks and challenges, and there can be no assurance that these risks and other factors will not have a material adverse effect on the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits:

          EXHIBIT NO.              DESCRIPTION OF EXHIBIT
          -----------              ----------------------

            10.21 Employment Agreement, dated as of September 1, 1999, between Travel Services International, Inc. and Timothy M. Coleman.

            10.22 Employment Agreement, dated as of October 11, 1999, between Travel Services International, Inc. and Patrick Doyle.

             11           Schedule of Computations of Earnings Per Share

             27           Financial Data Schedule

  (b)     Reports on Form 8-K:

          The Company filed the following reports on Form 8-K during the fiscal quarter ended September 30, 1999:

          Current Report on Form 8-K dated September 28, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRAVEL SERVICES INTERNATIONAL, INC.

Date:    November 12, 1999     By: /s/ Patrick Doyle
                                   -----------------------------------
                               Patrick Doyle

                               Senior Vice President and Chief Financial Officer (as both a duly authorized officer of the registrant and the principal financial officer or chief accounting officer of the registrant)

                                  EXHIBIT INDEX

          EXHIBIT NO.              DESCRIPTION OF EXHIBIT
          -----------              ----------------------

            10.21 Employment Agreement, dated as of September 1, 1999, between Travel Services International, Inc. and Timothy M. Coleman.

            10.22 Employment Agreement, dated as of October 11, 1999, between Travel Services International, Inc. and Patrick Doyle.

             11           Schedule of Computations of Earnings Per Share

             27           Financial Data Schedule