Form 10-K405
period 1999-12-31
TRAVEL SERVICES INTERNATIONAL INC
filed 2000-04-14
CIK 1039064

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                       OR
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________.

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Company as of the 31st day of March, 2000, was approximately $18,585,262 based on the $25-7/8 closing sale price for the Common Stock on the Nasdaq Stock Market on such date. For purposes of this computation, all executive officers and directors of the Company have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the Registrant.

         The number of shares of Common Stock of the Registrant outstanding as of the 31st day of March, 2000, was 14,111,687.

--------------------------------------------------------------------------------

                                     PART I
ITEM 1.       BUSINESS

ACQUISITION OF THE COMPANY BY AIRTOURS PLC

         On February 21, 2000, Travel Services International, Inc., (the "Company") entered into an Agreement and Plan of Merger with Blue Sea Florida Acquisition Inc. ("Blue Sea") and Airtours plc ("Airtours") with respect to the acquisition of the Company. Pursuant to such agreement, Blue Sea Florida Acquisition Inc., an indirect, wholly-owned, subsidiary of Airtours, completed its tender offer for the shares of the Company at a price of $26 per share in cash. As of March 29, 2000 Blue Sea is the owner of approximately 95% of the outstanding shares of the Company. The Company and Blue Sea expect to be merged on or about May 1, 2000. Upon such merger, all remaining outstanding shares of the Company not currently held by Blue Sea will be converted into the right to receive $26 per share in cash and the Company will become a wholly-owned subsidiary of Airtours. Following the merger, the Company's shares will cease to be quoted on the Nasdaq Stock Market and the Company will no longer file public reports with the Securities and Exchange Commission.

GENERAL

         The Company is a leading specialized distributor of travel products including cruise vacations, vacation packages, domestic and international airline tickets and European auto rentals, and is a leading provider of travel services such as electronic hotel reservation services, specialized hotel programs and services and incentive travel programs. The Company provides its services to both travel agents and travelers, offering a combination of specialized expertise, the ability to compare travel options from multiple travel providers and competitive prices. Unlike traditional travel agents who often lack extensive knowledge about the specific services being offered, the sales agents of specialized distributors focus their efforts on certain segments of the travel service industry and thus provide a greater level of expertise and service with respect to their segments. The Company's ability to provide in-depth knowledge about alternative products from multiple travel providers also differentiates it from the internal sales departments of travel providers, who offer only that provider's services. Recognizing the ability of specialized distributors to sell a significant amount of travel capacity, as well as their in-depth knowledge, travel providers utilize specialized distributors as a preferred source of distribution. The Company often has preferred pricing and access to inventory through its negotiated arrangements with leading airline, cruise line and European auto rental travel providers.

         The Company commenced operations in July 1997 concurrently with its initial public offering and the acquisition of five specialized travel distributors, and has since acquired an additional 17 operating companies and a software development company. Through 1998, the Company focused its acquisitions primarily on distributors of cruise vacations to take advantage of recognized growth opportunities in that segment. The Company has also looked for opportunities to expand into new segments of the leisure travel industry that are complementary to its other lines of business. In June 1998, the Company entered the lodging travel services segment with the acquisition of Lexington Services, which the Company believes is the largest electronic hotel reservation services company in the United States, and the second largest in the world. The Company strengthened its presence in the lodging segment with the purchase in July 1998 of ABC Corporate Services, a developer of a hotel program, publisher of a related hotel guide and provider of after-hours travel services. In February 1999, the Company continued its expansion of product offerings with the acquisitions of AHI International Corporation, a distributor of packaged vacation products to university alumni associations, and Lifestyle Vacation Incentives, Inc., a marketer of incentive and promotional travel products.

         Development of technology applications that facilitate and enhance the selling process for the Company's sales agents has become a significant focus for the Company. During 1999, the Company continued to make substantial investments in its technology applications. The Company's air reservation application, known as Flight Attendant, is currently in use in the Company's 1-800-FLY-CHEAP and 1-800-FLY-EUROPE operations. The cruise application, known as Cruise Control, is currently in use in two of the Company's cruise call centers. Each of the applications developed by the Company use web-based technologies, thereby allowing the Company to make the systems available to travel agents and travelers over the Internet.

         The Company currently utilizes four distinct channels of distribution:
(i) call centers staffed with trained sales personnel; (ii) home-based agents (including franchisees) who service their local markets; (iii) traditional travel agents; and (iv) the Internet. Marketing of the products and services sold directly to consumers is accomplished primarily through newspaper, magazine and television advertisements and direct mail promotions; marketing to travel agents and independent hotels is managed primarily through sales forces dedicated to those efforts. The Company also markets its services over the Internet, using both the Company's own websites, www.mytravelco.com, www.flycheap.com and www.autoeurope.com, and links through other Company-owned and third party sites. Beginning in late 1998, the Company launched a new brand name, "The Travel Company". The Company has discontinued promotional use of The Travel Company brand in favor of certain traditional brand names used by the Company's subsidiaries, as well as the mytravelco.com trademark.

         Currently, the Company does not have any material portion of its assets, operations or customers located outside of the United States. Substantially all of the Company's revenues are from customers based within the United States, where all of the Company's services are provided.

INDUSTRY OVERVIEW

         Domestic travel and tourism spending by U.S. travelers was an estimated $408 billion in 1997 and was forecasted to increase at a compound annual growth rate of 6.7% through the year 2000. The market for specialized distributors of leisure travel services is highly fragmented. Many of these specialized distributors are small and generally have made little investment in technology to improve their selling effectiveness, efficiencies and access to information. Furthermore, most of these companies lack the volume and financial security necessary to obtain preferential pricing and inventory from travel providers or to create effective national marketing campaigns.

         CRUISE INDUSTRY. The number of North American cruise passengers is expected to increase from 5.1 million in 1997 to 7.0 million by the year 2000, an 11.5% compound annual growth rate. In addition, industry analysts forecast a 10.3% compound annual growth rate in capacity over the same period, with a total of 40 new vessels, contracted or planned, adding a net supply of approximately 40,000 berths. The character of a cruise varies significantly among the different cruise lines and cruise ships. In addition, a cruise vacation, which consists of lodging, entertainment, dining and travel, typically represents a large portion of a traveler's vacation budget. As a result, cruise sales require significant marketing time and effort in comparison with sales of other travel products. Cruise lines traditionally have relied primarily on third party distributors to sell virtually all of their berth capacity. It is estimated that 6% of cruise vacations are sold directly by the internal sales departments of the cruise lines. While travel agents remain an important channel of distribution for cruise lines, specialized cruise vacation distributors have become an increasingly significant source of capacity utilization and, accordingly, may be given preferential pricing, cooperative advertising dollars and access to preferred berth inventory and locations. In contrast to most traditional travel agents, specialized cruise distributors often offer travelers extensive knowledge of cruise options available and are able to provide more detailed information with respect to daily excursions and other amenities.

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

         PROVIDE EXTENSIVE EXPERTISE IN SPECIFIC TRAVEL SEGMENTS. The Company, through its operating companies, is a specialist in several leisure travel products and services. By leveraging this specialized knowledge, the Company aims to provide a higher level of expertise and information for a broader array of travel products and services than may be available through traditional distribution channels.

         UTILIZE TECHNOLOGY TO IMPROVE THE SELLING PROCESS. The Company continues to make significant investments in development of technology that is expected to improve and enhance the ability of its sales agents to convert travel inquiries into sales and make the selling and service processes more efficient. In addition, the technology reduces new agent training time from several weeks currently to less than one week. The technology applications being developed by the Company are web-based.

         MAINTAIN AND ENHANCE STRONG STRATEGIC RELATIONSHIPS WITH TRAVEL PROVIDERS. The Company believes that its relationships with travel providers are integral to the Company's success. The Company has negotiated with many travel providers for pricing that is often lower than published fares and for preferred access to capacity. These strategic relationships enable the Company to access multiple providers within each travel segment and to offer value and service that is generally better than would be available to travelers through travel agents.

         MARKET THROUGH MULTIPLE DISTRIBUTION CHANNELS. The Company believes that utilizing multiple distribution channels provides it with additional sales opportunities, decreases its reliance on any one channel and differentiates it from competitors who offer their products through a single channel.

         OFFER HIGH LEVELS OF CUSTOMER SERVICE. The Company believes that maintaining high levels of customer service is essential to its ability to generate significant repeat business. In addition to the Company's competitive prices, customer service is an important differentiating factor to the leisure traveler who is making a significant investment in a vacation, the travel agent who is seeking the ability to make travel arrangements with greater ease, the independent hotel seeking to distribute its product efficiently through global distribution systems, and the corporation looking for innovative and turn-key travel incentive products to stimulate its sales.

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

GROWTH STRATEGY

         Strong internal revenue growth is the core of the Company's growth strategy. Key elements of the Company's growth strategy include the following:

         INVESTMENT IN TECHNOLOGY. The Company is continuing its development of information and telecommunications technologies and strategies for use by the Company, as well as by travel agents and travelers through the Internet. Through 1999, the Company has invested approximately $17.3 million on its strategic software applications, and intends to invest approximately $5 million more to complete the development of its technology software applications primarily for cruise and air operations.

         CAPITALIZE ON THE INTERNET. The Company plans to capitalize on the Internet as a major distribution channel for its products and services. The Internet represents a substantial opportunity as an important distribution channel for leisure travel today and in the future. The Company promotes itself and the www.mytravelco.com website through advertising and promotional alliances on the Internet. Several of the Company's operating companies also market through specialized websites, such as www.flycheap.com and www.autoeurope.com. The Company has dedicated agents to handle Internet sales leads and inquiries, as well as management personnel who have experience in the areas of e-commerce and Internet marketing.

         DEVELOPMENT OF CONSUMER BRANDS. The Company seeks to build nationally recognized and respected consumer brands. Promotion of the brands is expected to be through traditional marketing and sales initiatives, as well as through opportunities that may arise in other businesses of the Company.

         CAPITALIZE ON CROSS-SELLING, ECONOMIES OF SCALE AND BEST PRACTICES. The Company seeks to take advantage of significant cross-selling opportunities to further enhance revenue growth. The Company believes that it can achieve economies of scale and that its sales volumes and relationships with travel providers may enable it to obtain preferential pricing and preferred access to travel provider inventories. The Company believes it can also benefit from greater purchasing power in certain important expense areas, as well as reduce total operating expenses by consolidating certain duplicative back-office and administrative functions. During 1998 and 1999, the Company began to implement some of these economies, such as consolidating the purchasing of telecommunications services, advertising, insurance and credit card merchant services, and is creating a shared services center for fulfillment and accounting of cruise reservations. In addition, the Company has identified certain best practices, including marketing techniques, revenue management processes, operations and call center management strategies and cost efficiencies, that can be implemented in order to generate incremental revenue and enhance profitability.

ACQUISITIONS

         Since the Company's initial public offering in July 1997, the Company has acquired 22 operating companies and a software development company. Through 1998, the Company focused its acquisitions primarily on distributors of cruise vacations. The Company entered the lodging travel services segment with the acquisition of Lexington Services in June 1998 and ABC Corporate Services in July 1998. In February 1999, the Company continued its expansion of product offerings with the acquisitions of AHI International Corporation and Lifestyle Vacation Incentives, Inc.

         The Company has relied on the industry experience of its senior management, particularly Joseph Vittoria, the Executive Chairman, who is the former Chief Executive Officer of Avis, Inc. Mr. Vittoria sits on industry boards including the World Travel and Tourism Council, of which he is a founding member, and the Travel Industry Association. The Company also believes that the experience, reputation and relationships of the operating companies' management has been of value in the Company's efforts to acquire other specialized distributors of travel services. As consideration for acquisitions, the Company has used various combinations of Common Stock and cash. The Company registered under the Securities Act certain shares of its Common Stock that have been issued in connection with acquisitions.

         The following table sets forth certain information with respect to the Company's acquisitions:

                                                    FINANCIAL
OPERATING                     DATE OF               REPORTING          PRIMARY TRAVEL
 COMPANY                      ACQUISITION           SEGMENT            SERVICE OFFERED                 PRIMARY LOCATION
--------                      -----------           -------            ---------------                 ----------------
Auto Europe                   July 1997             Outbound           European auto rentals           Portland, Maine
Cruises Inc.                  July 1997             Cruise             Cruise vacations                Syracuse, New York
Cruises Only                  July 1997             Cruise             Cruise vacations                Orlando, Florida
D-FW Tours                    July 1997             Outbound           International air               Dallas, Texas
Travel 800                    July 1997             Other              Domestic air                    San Diego, California
Cruise Fairs of America       November 1997         Cruise             Cruise vacations                Los Angeles, California
CruiseOne                     November 1997         Cruise             Cruise vacations                Deerfield Beach, Florida
CruiseWorld                   November 1997         Cruise             Cruise vacations                Syossett, New York
Ship 'N' Shore                November 1997         Cruise             Cruise vacations                Englewood, Florida
Trax Software                 December 1997         --                 Software development            Delray Beach, Florida
Diplomat Tours                January 1998          Outbound           International air               Sacramento, California
Gold Coast Cruises            February 1998         Cruise             Cruise vacations                North Miami, Florida
AutoNet International         February 1998         Outbound           European auto rentals           Portland, Maine
CruiseMasters                 March 1998            Cruise             Cruise vacations                Los Angeles, California
The Cruise Line Inc.          April 1998            Cruise             Cruise vacations                North Miami, Florida
Landry & Kling                May 1998              Other              Cruise incentives               Coral Gables, Florida
The Travel Company            May 1998              Cruise             Cruise vacations                Atherton, California
Lexington Services            June 1998             Lodging            Lodging reservations            Irving, Texas
ABC Corporate Services        July 1998             Lodging            Lodging services                Omaha, Nebraska
Cruise Outlet of the
   Carolinas                  August 1998           Cruise            Cruise vacations                 Charlotte, North Carolina
1-800-CRUISES                 August 1998           Cruise            Cruise vacations                 Boca Raton, Florida
Lifestyle Vacation
   Incentives                 February 1999         Other             Incentive promotions             Delray Beach, Florida
AHI International, Inc.       February 1999         Outbound          Packaged vacations               Rosemont, Illinois

         The following is a summary of the strategy underlying the Company's acquisitions since the Company's initial public offering:

o Lexington Services and ABC Corporate Services--enabled the Company to enter into the lodging travel services segment.

o The Cruise Line Inc. and Gold Coast Cruises--significantly bolstered the Company's presence in the cruise segment, particularly in South Florida.

o Ship 'N' Shore--provided Alaska land tour operations and expertise in the Alaska cruise market.

o CruiseMasters, Cruise Fairs of America and The Travel Company--provided a West Coast presence for the distribution of cruise vacations and added specific marketing expertise.

o CruiseOne--added a cruise franchise distribution system consisting of more than 350 franchisees.

o    CruiseWorld--provided cruise distribution in the New York Tri-State area.

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

PRODUCTS AND SERVICES

         The Company currently provides its products and services nationwide primarily through the use of toll-free telephone numbers, home-based agents, global distribution systems and the Internet. Product information and the ability to communicate with customers via email is also provided through the Company's website, www.mytravelco.com. Typically, potential customers call the Company, often in response to an advertisement or other promotion or in response to information seen on the Internet. The Company's sales personnel assist potential customers, whether travel agents or travelers, in selecting the appropriate travel arrangement and making the reservation. Customers may also book domestic air tickets directly on the Internet.

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

         The Company advises travelers and assists them in selecting the cruise that best fits their particular needs and desires. This requires the Company's sales personnel to have extensive knowledge about the character of the various cruise lines and the differences in their ships and cruises offered. The Company's sales personnel undergo in-house training, participate in seminars conducted by cruise lines and may receive complementary passes for cruises that provide the agent direct cruise line experience. Through the Company's new cruise reservation technology, detailed information about ships, itineraries, destinations and other data will be available to sales personnel at their desktops and to consumers on the Internet. Sales personnel endeavor to develop relationships with travelers in order to encourage repeat and referral business. The Company provides extensive services to its cruise customers in the form of information provided on its website, periodic mailings of information, reviews of various cruises and ships, advice regarding planning for the specific cruise and assistance in preparing the necessary travel documents. In addition to reserving a berth on a cruise, reservation agents can give customers information about the activities, shopping, sightseeing and restaurants available at the various ports at which the cruise stops and can make reservations for these activities.

         DOMESTIC AND INTERNATIONAL AIR TRAVEL. The Company sells both domestic and international airline tickets. Through relationships with most major airlines, the Company is generally able to offer fares below published rates. The Company sells airline tickets to travelers relying primarily on its reputation and telephone numbers such as 1-800-FLY-CHEAP, 1-800-LOW-FARE and 1-800-FLY-EUROPE to attract business. The Company sells international airline tickets primarily to travel agents utilizing multiple fax distribution technology and a field sales force to advise travel agents of special fares and promotions. In August 1999, the Company also began selling domestic airline tickets over the Internet, on its www.flycheap.com website.

         EUROPEAN AUTO RENTAL. The Company provides reservations for U.S. and Canadian travelers for auto rentals in Europe. The Company has agreements with a number of auto rental travel providers that operate in Europe, such as Avis Europe Limited and Europcar International S.A. The Company's European auto rental customers are primarily travel agents. The Company's field sales representatives establish and maintain relationships with a majority of the travel agents located in the U.S. Auto rentals in Europe pose a number of challenges for a U.S. traveler. In addition to costs such as drop off fees and airport levies, travelers run the risk of additional costs associated with currency fluctuations and rate changes if they do not pre-pay in U.S. dollars. Travelers are also faced with age restrictions, lack of flexibility in drop off and pick up and insurance complications. Further, the difficulty obtaining air conditioned, automatic transmission cars makes the European auto rental process difficult for travelers. The Company is able to simplify the process and overcome many of these challenges for travel agents and travelers. The Company maintains 24-hour toll-free numbers connected directly to its customer service department in the U.S. from which its customers in Europe can obtain emergency assistance. These toll-free numbers provide the customer with an English speaking contact with access to the appropriate emergency roadside assistance in the relevant foreign location. European auto rentals are also now offered by the Company on its www.autoeurope.com website.

         LODGING. The Company provides electronic reservation services to over 3,300 independent and chain hotels located in 70 countries worldwide. The Company's lodging service revenues are generally commission based and, therefore, largely depend on the volume of reservations processed on behalf of its hotel customers. The Company generally processes hotel reservations through the major computerized central reservation systems, including SABRE Group and Amadeus, through Internet sites such as TravelWeb and Expedia and through its call center. The Company also publishes a hotel directory featuring over 5,300 participating hotels worldwide through which travel agencies obtain special rates, access to block space and other benefits at these listed hotels, and provides after-hours travel services to travel agents.

         VACATIONS AND TOUR PACKAGES. The Company sells vacation packages primarily to Alaska and Europe. One of the operating companies within the cruise segment operates land tours in Alaska in connection with Alaska cruises and also sells cruise/tour products to Europe and South America. Auto Europe also sells vacation packages to Europe under the trade name Destination Europe. AHI International Corporation develops, markets and sells packaged European vacations primarily to individuals that are members of over 240 university and college alumni associations, and also is a long standing provider of alumni tour packages to college bowl games. Many of the European packages include riverboat cruises.

         INCENTIVE TRAVEL PROGRAMS. The Company provides incentive travel promotion services primarily to corporations. One of the Company's operating companies sells incentive cruises to Fortune 500 and other corporations, often as an incentive award for their top sales people. Another operating company specializes in corporate sales promotion and fulfillment, providing structured discounts to consumers for various forms of leisure travel. In addition, the Company manages the fulfillment of travel arrangements arising from such promotions.

INFORMATION TECHNOLOGY

         The Company has adopted an information technology strategy focused on delivering value to the Company's customers, sales agents and travel providers, while enabling efficient and effective back office processes and providing necessary management information.

         The core of the Company's information technology strategy is the "Universal Technology" platform, a series of applications and their supporting infrastructure that enable the sale and fulfillment of the travel products and services the Company sells. The Universal Technology environment includes: (i) web-based applications that take advantage of thin client processing structures;
(ii) a multi-tier architecture for easy changes, enhancements and maximum reuse potential; (iii) Microsoft standard development tools, including XML-based message exchange architectures; (iv) the Microsoft Windows NT operating system for the applications environment; and (v) an Oracle relational database management system operating in the SUN/UNIX environment.

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

         Several releases of the Universal Technology applications are currently in production; some software is still in development or testing phases. For example, Flight Attendant Release 2.4, the application for air reservations, is now in production in the San Diego, California, Albuquerque, New Mexico, and Portland, Maine, call centers. Cruise Control Release 3.0, the application for cruise sales, service and fulfillment, is currently in use in two of the cruise call centers and is expected to be implemented in all call centers in 2000.

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

         The Cruise Control application has been designed and developed with the following core features and functions: (i) a sophisticated booking engine to enable the seamless processing of cruise reservations and bookings; (ii) on-line access to individual, group and block inventory and pricing; (iii) a comprehensive database of cruise ships and sailing information, including itineraries, destinations, pricing, deck plans, public rooms and amenities; (iv) electronic interfaces to cruise lines' and other third-party systems; (v) revenue management capabilities; and (vi) extensive back-office capabilities including reconciliation, accounting, documents management and financial reporting.

         Among the Company's goals is the desire to own the most comprehensive collection of customer information in the leisure travel industry. Access to this information will enable the customer relationship model that is key to direct mail, advertising and other marketing activities. Accordingly, the Universal Technology includes a comprehensive customer information database, which includes extensive customer data such as profiles, preferences, travel history, memberships, passport information, and future travel desires. The customer information database is a common repository, shared across all Universal Technology applications. This is expected to allow the Company to acknowledge a customer's buying patterns across travel segments.

         The Company invested an aggregate of approximately $17 million through 1999 and plans to spend an additional $5 million in 2000 for the development of the Universal Technology applications.

INTERNET DISTRIBUTION CHANNEL

         The Company seeks to capitalize on the Internet as a major distribution channel for its products and services. On-line travel accounted for approximately one percent of the $101 billion of travel products sold by travel agents and specialized distributors in 1997, with 84% of on-line travel transactions being airline tickets. With over 43 million U.S. households owning a personal computer and with over 22 million households on-line in 1998, the new digital economy is growing at double the rate of the overall economy. According to Forrester Research, the on-line travel market is the second largest by dollar volume and the fastest growing area of Internet commerce. The Company believes that the Internet represents an important distribution channel for leisure travel in the future.

         The Company currently markets on the Internet in several ways. Mytravelco.com provides information on air, lodging, auto and vacation products, and particularly in-depth information on cruises, offered by the Company. For example, the cruise section of the site includes pages on hot deals, cruise quotes, ships, cruise lines and cruise reviews. There is also a feature to request cruise information and quotes on-line and to engage in on-line chat, post messages and photos and view virtual tours of cruise ships. The air section features a link to flycheap.com where a consumer can book an airline reservation on line. The toll free phone numbers for the Company's products are promoted on each page. In addition, the Company promotes itself and the www.mytravelco.com website through advertising and promotional alliances on the Internet and promotes its website in its other advertising media. Several of the Company's operating companies also market through specialized websites including www.autoeurope.com, www.cruises.com, www.flycheap.com and www.lifestylevacations.com. The Company has dedicated agents to handle Internet sales leads and inquiries, as well as management personnel who have experience in the areas of e-commerce and Internet marketing.

         The Company's technology employs a thin client, web-based architecture appropriate for the Internet. The Company implemented on-line booking capabilities for air in 1999 and expects to do so for cruise in 2000.

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

         The Company markets cruises to consumers in a variety of ways, including newspaper and magazine advertisements, television commercials, e-mail and direct mail, each of which contain extensive product offerings and special travel offers and which highlight toll-free numbers, including 1-800-CRUISES. The Company operates several call centers to respond to these calls. The Company also has a network of over 700 home-based agents, including franchisees and independent contractors, who actively market and sell cruises in their local areas. Direct mail campaigns include brochure and vacation directory mailings to existing and new customers. Point of purchase sales promotions include tie-ins with other retailers such as fast food chains and supermarkets. Extensive cruise information and automated requests for information are available to consumers by accessing the Company's website, www.mytravelco.com. In addition, the Company promotes its cruise offerings through advertising and promotional alliances on the Internet.

         The Company markets European auto rentals and international air tickets primarily to travel agents through a variety of methods including a dedicated sales force, trade advertising, direct mail, fax distribution technology and the Internet. Incoming calls are handled at three call centers. European vacation package concepts are marketed to over 240 alumni associations using a dedicated sales force, and the packages are then marketed to alumni via extensive direct mail offerings produced in cooperation with the alumni associations.

         The Company markets its electronic hotel reservation services to independent hotels through a dedicated business development sales force, extensive public relations activities and industry trade events. The Company markets its special hotel programs and its after-hours travel services to travel agents primarily through a dedicated sales force.

         The Company markets domestic airline tickets to consumers primarily through newspaper and yellow page advertising, through word of mouth exposure of the easy to remember toll free number, 1-800-FLY-CHEAP, and on the Internet. Calls are currently taken at two call centers. On-line booking is also promoted on the Company's website, www.flycheap.com.

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

         In 1999, the Company consolidated its travel provider contracts in the cruise segment. In other segments, however, the Company may still operate with more than one agreement with travel providers. Although the Company's agreements with its travel providers in the aggregate are important to the Company's success, the Company does not believe that cancellation of any one of these agreements would have a material adverse effect on the Company's business or results of operations. Nevertheless, there can be no assurance that cancellation of one or more of such agreements would not result in such a material adverse effect.

         Six cruise lines each in 1997 and 1998 and four cruise lines each in 1999 represented greater than 10% of cruise segment net revenues and represented in the aggregate approximately 74%, 85% and 70%, respectively, of the Company's cruise net revenues in 1997, 1998 and 1999. Two auto rental travel providers each represented greater than 10% of outbound segment net revenues and represented in the aggregate approximately 87%, 84% and 77%, respectively, of the Company's net revenues from European auto rentals in 1997, 1998 and 1999. Three airlines each represented greater than 10% of the other segment's net revenues and represented in the aggregate approximately 63%,

51% and 55%, respectively, of the Company's net revenues from domestic airline tickets in 1997, 1998 and 1999. Carnival Cruise Line and Europcar International, S.A. were travel providers for approximately 7% and 8%, respectively, of the Company's consolidated net revenues in 1999.

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

EMPLOYEES

         As of December 31, 1999, the Company had 2,142 full-time employees, of whom 807 were employed in connection with the cruise reporting segment, 466 were employed in connection with the outbound reporting segment, 259 were employed in connection with the lodging reporting segment, 482 were employed in connection with the other reporting segment and 128 were employed at the Company's corporate headquarters. In addition, the Company had contracts with 197 independent contractors and 400 franchisees, and used temporary employees, contractors and consultants as required to meet the needs of seasonal demand and technology and other projects. The Company believes that its relations with its employees, independent contractors and franchisees are good.

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

RISK FACTORS

         LIMITED COMBINED OPERATING HISTORY; RISKS OF INTEGRATION. Travel Services International, Inc. was founded in April 1996 but conducted no operations and generated no revenues prior its initial public offering in July 1997, when it acquired the five Founding Companies. Subsequent to July 1997, the Company acquired an additional 17 operating companies and one software development company. Currently, the Company relies on the existing reporting systems of the operating companies for financial reporting. There can be no assurance that the Company will be able to successfully integrate the operations of these businesses or institute the necessary Company-wide systems and procedures to successfully manage the combined enterprise on a profitable basis. Also, there can be no assurance that the management group will be able to effectively manage the combined entity or effectively implement and carry out the Company's internal growth strategy, operating strategy or technology strategy. The consolidated financial statements cover certain periods when the operating companies were not under common control or management and, therefore, may not be indicative of the Company's future financial or operating results. The inability of the Company to successfully integrate the operating companies, and future acquisitions, would have a material adverse effect on the Company's business, financial condition, and results of operations, and would make it unlikely that the Company's acquisition program will continue to be successful.

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

         MANAGEMENT OF GROWTH; FACTORS AFFECTING INTERNAL GROWTH. The Company expects to spend significant time and effort expanding and integrating existing businesses. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified or retained by the Company. To the extent that the Company is unable to manage its growth efficiently and effectively, or is unable to attract and retain qualified management, the Company's business, financial condition and results of operations could be materially adversely affected. There can be no assurance that the Company will experience internal growth. From time to time, certain of the operating companies have been unable to hire and train the number of qualified sales personnel needed to meet the demands of their businesses. Factors affecting the ability of the Company to continue to experience internal growth include, but are not limited to, the ability to expand the travel services offered, the continued relationships with certain travel providers and travel agents, the public's acceptance of and response to the Company's brand names, the ability to recruit and retain qualified sales personnel, the ability to cross-sell services within the Company, continued access to capital and increased competition.

         DEPENDENCE ON TRAVEL PROVIDERS. The Company is dependent upon travel providers for access to their products. The Company receives from certain travel providers pricing and capacity that is preferential to published fares which enables the Company to offer consistently competitive products and services. Other distributors may have similar arrangements with travel providers, some of which may provide better availability or more competitive pricing than that offered by the Company. The Company anticipates that a significant portion of the Company's revenues will continue to be derived from the sale of capacity for relatively few travel providers. In addition, travel providers may expand their direct marketing efforts and reduce the capacity offered to distributors.

          Six cruise lines each in 1997 and 1998 and four cruise lines each in 1999 represented greater than 10% of cruise segment net revenues and represented in the aggregate approximately 74%, 85% and 70%, respectively, of the Company's cruise net revenues in 1997, 1998 and 1999. Two auto rental travel providers each represented greater than 10% of outbound segment net revenues and represented in the aggregate approximately 87%, 84% and 77%, respectively, of the Company's net revenues from European auto rentals in 1997, 1998 and 1999. Three airlines each represented greater than 10% of the other segment's net revenues and represented in the aggregate approximately 63%, 51% and 55%, respectively, of the Company's net revenues from domestic airline tickets in 1997, 1998 and 1999. Carnival Cruise Line and Europcar International, S.A. were travel providers for approximately 7% and 8%, respectively, of the Company's consolidated net revenues in 1999.

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

         SUBSTANTIAL AMOUNT OF GOODWILL. Approximately $142 million, or 61%, of the Company's total assets as of December 31, 1999, is goodwill, which represents the excess of consideration paid over the estimated fair market value of net identifiable assets acquired in business combinations accounted for under the purchase method. The Company generally amortizes goodwill on a straight line method over a period of 35 years, the approximate useful life of acquired intangible assets, with the amount of goodwill amortized in a particular period constituting a non-cash expense that reduces the Company's net income. Amortization of goodwill resulting from certain past acquisitions, and additional goodwill recorded in certain future acquisitions may not be deductible for tax purposes. In addition, the Company will be required periodically to evaluate the recoverability of goodwill by reviewing the anticipated undiscounted future cash flows from operations and comparing such cash flows to the carrying value of the associated goodwill. If goodwill becomes impaired, the Company would be required to write down the carrying value of the goodwill and incur a related charge to its income. A reduction in net income resulting from a write down of goodwill would currently affect financial results.

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

         RISKS RELATED TO THE COMPANY'S ACQUISITION STRATEGY. Acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, failure to retain key personnel, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. Customer dissatisfaction or performance problems at a single acquired company could also have an adverse effect on the reputation of the Company. Further, there can be no assurance that businesses acquired will achieve anticipated revenues and earnings. In addition, to the extent that the Company intends to increase its revenues, expand the markets it serves and increase its service offerings through the acquisition of additional operating companies, there can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. Increased competition for acquisition candidates may also develop, in which event there may be fewer acquisition opportunities available to the Company, as well as higher acquisition prices. The Company may also seek international acquisitions that may be subject to additional risks associated with doing business in foreign countries. The Company continually reviews various strategic acquisition opportunities and has held discussions with a limited number of such acquisition candidates. As of the date of this Report, the Company is not party to a binding agreement with respect to any material acquisition.

         RISKS RELATED TO POSSIBLE NEED FOR ADDITIONAL CAPITAL. If the Company has insufficient cash resources, its growth could be limited unless it is able to obtain additional capital. There can be no assurance that the Company's Credit Facility will be sufficient or that other financing will be available on terms the Company deems acceptable. If the Company is unable to generate cash or obtain financing sufficient for its needs, it may be unable to fully carry out its strategies. If funding is insufficient, the Company may be required to delay, reduce the scope of or eliminate some or all of its expansion programs.

         CONTROL BY AIRTOURS; ILLIQUID MARKET FOR COMMON STOCK. As of March 29, 2000, Airtours beneficially owned shares of Common Stock representing 95% of the total voting power of the Common Stock. Accordingly, Airtours is able to exercise control over the Company's affairs and is able to elect the entire Board of Directors and to control the disposition of any matter submitted to a vote of shareholders. Further, there is unlikely to be an active trading market for the Common Stock.

ITEM 2. PROPERTIES

         As of March 31, 2000, the Company had 39 office facilities, two of which it owns and 37 of which are leased. As the Company continues to implement its growth strategy, certain changes are possible, such as combinations of facilities, expansion of other facilities, and the implementation of new call centers or shared services centers. The Company's facilities are set forth in the table below.

                                                             OWNED/       EXPIRATION     SQUARE      ANNUAL
           COMPANY                  LOCATION                 LEASED          DATE         FEET         RENT
           -------                  --------                 ------          ----         ----         ----
ABC Corporate Services              Rosemont, IL              Leased        02/14/05     4,693      85,000
ABC Corporate Services              Omaha, NE                 Leased        12/31/01     4,050     114,000
AHI International, Inc.             Rosemont, IL              Leased        02/14/05    19,996     429,000
Auto Europe                         Portland, ME               Owned (1)      --        38,000          --
Auto Europe                         New York, NY              Leased        12/31/01       500      17,000
Auto Europe                         Miami, FL                 Leased        10/31/00       400      10,000
Auto Europe                         Sunrise, FL               Leased        02/14/01     2,188      26,000
Cruise Fairs of America             Culver City, CA           Leased        03/31/04     8,910     177,000
Cruises Inc.                        Syracuse, NY              Leased        02/28/06    10,636     168,000
CruiseMasters                       Culver City, CA           Leased        07/31/02     5,154      88,000
CruiseOne                           Deerfield Beach, FL       Leased        09/30/00     4,316      78,000
CruiseOne                           Ft. Lauderdale, FL        Leased        05/01/10     7,271     124,000
Cruises Only                        Jacksonville, FL          Leased        11/30/00     4,750      51,000
Cruises Only                        Orlando, FL               Owned (1)        --       37,600          --
Cruises Only                        Portland, ME              Owned (2)        --           --          --
Cruise Outlets of the Carolinas     Charlotte, NC             Leased        11/30/04     4,506      87,000
CruiseWorld                         Sysossett, NY             Leased        04/30/04    15,088     233,000
CruiseWorld                         Rockville Center, NY      Leased        04/30/07     1,500      21,000
CruiseWorld                         Briarcliff Manor, NJ      Leased        03/31/02     2,300      41,000
CruiseWorld                         Wilton, CT                Leased        10/31/02     2,600      38,000
D-FW Tours                          Dallas, TX                Leased        01/31/05    12,727     216,000
Diplomat Tours                      Sacramento, CA            Leased        12/31/00     5,337      83,000
Gold Coast Cruises                  North Miami, FL           Leased        07/31/02    13,000     198,000
Gold Coast Cruises                  North Miami, FL           Leased        01/31/04     1,000      15,000
Gold Coast Cruises                  North Miami, FL           Leased        01/31/04     1,000      15,000
Landry & Kling                      Coral Gables, FL          Leased        06/30/03     4,740     103,000
Lexington Services                  Dallas, TX                Leased        07/31/05    20,371     376,000
Lifestyle Vacation Incentives       Delray Beach, FL          Leased        12/31/01     7,896     114,000
Ship & Shore                        Englewood, FL             Leased        11/20/02     7,214      96,000
Ship & Shore                        Anchorage, AK             Leased        10/31/02       911      16,000
Ship & Shore                        Clarence, NY              Leased        07/31/01     1,250      15,000
Ship & Shore                        Fort Myers, FL            Leased (3)    02/28/00     1,150      11,000
Ship & Shore                        Longboat Key, FL          Leased        08/31/00       966      13,000
The Cruise Line Inc.                Miami, FL                 Leased        05/15/02    12,250     228,000
The Travel Company                  Atherton, CA              Leased        07/31/00     2,300      71,000
Travel 800                          San Diego, CA             Leased        11/30/03    15,605     248,000
Travel 800                          Albuquerque, NM           Leased        02/28/05    21,000     358,000
Travel Services International       Delray Beach, FL          Leased        10/20/04    22,428     388,000
Travel Services International       Delray Beach, FL          Leased        11/01/00     2,800      48,000
1-800-Cruises                       Boca Raton, FL            Leased        05/31/02     2,102      59,000

-------------------
(1) Subject to a mortgage.
(2) Contained within Auto Europe's corporate headquarters.
(3) Location continues to be occupied on a month-to-month basis, with the consent of the landlord.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in various legal claims and actions arising in the ordinary course of business. The Company believes that none of these actions will have a material adverse effect on its business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fiscal quarter ended December 31, 1999.


                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS


         The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "TRVL." The following table sets forth the high and low closing prices for each quarter (or partial quarter) in 1999 and 2000, as quoted on The Nasdaq Stock Market:


            1999                                        HIGH           LOW
            ----                                        ----           ---
            First Quarter                               31-1/2         9-1/16
            Second Quarter                              12-5/8          6-3/8
            Third Quarter                               14-5/8       10-13/16
            Fourth Quarter                              12-1/2          8-3/4

            2000
            ----
            First Quarter                               26              9
            Second Quarter (through April 10, 2000)     26             25-7/8

         The closing price of the Company's Common Stock, as reported by The Nasdaq Stock Market, on March 31, 2000 was $25-7/8. The approximate number of record holders of the Common Stock as of March 31, 2000 was 46. The Company believes that a large number of beneficial owners hold such shares in depository or nominee form.

         The Company does not anticipate paying any cash dividends on its Common Stock in the near term. The Company's line of credit includes restrictions on the ability of the Company to pay cash dividends without the consent of the lender.

ITEM 6. SELECTED FINANCIAL DATA

         On July 28, 1997, the Company consummated its initial public offering and acquired the Founding Companies (the "Combinations") in transactions accounted for using the purchase method of accounting. Financial statements do not include the operating results of the Founding Companies (other than Auto Europe, the "accounting acquiror") prior to July 1997. Financial statements for the years ended December 31, 1997, 1998 and 1999 include the operating results of eight additional specialized distributors of cruise reservation services acquired from November 1997 through December 1998 under transactions accounted for using the pooling of interests method of accounting (the "Pooling Acquisitions"). The financial statements also do not include the operating results of five specialized distributors (one airline, three cruise, and one auto rental) (the "Purchase Acquisitions"), an electronic hotel reservation service company ("Lexington"), a provider of services to independent travel agencies ("ABC"), a package tour provider to members of university and college alumni associations ("AHI") and a provider of incentive programs for structured travel discounts to consumers ("LVI"), acquired under transactions accounted for using the purchase method of accounting, prior to their respective dates of acquisition. Accordingly, the financial data for each year presented represent those of Auto Europe and the Pooling Acquisitions, and include the operations of the other four Founding Companies and the Company only since July 28, 1997 and the Purchase Acquisitions, Lexington, ABC, AHI, and LVI from date of acquisition through December 31, 1999.

         The financial data of the Company for each of the five years ending December 31, 1995, 1996, 1997, 1998 and 1999 and as of December 31, 1998 and
1999 have been derived from the audited consolidated financial statements of the Company included elsewhere herein. The information contained in these tables should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

The financial statements do not include the operating results of the Founding Companies (other than Auto Europe, the "accounting acquiror") Lexington, ABC, AHI, or LVI prior to their respective dates of acquisition.

STATEMENT OF OPERATIONS DATA:
(in thousands, except share and per share data)

                                                                  YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------------
                                               1995          1996          1997          1998          1999
                                            ------------  ------------  ------------ ------------- -------------
Net revenues                                    $30,024       $37,654       $62,813      $129,855      $187,042
Operating expenses                               19,079        25,305        38,810        70,920       115,202
                                            ------------  ------------  ------------ ------------- -------------
Gross profit                                     10,945        12,349        24,003        58,935        71,840
General and administrative expenses              10,534        11,824        19,209        34,550        55,378
Goodwill amortization                                 -             -           513         2,628         4,316
                                            ------------  ------------  ------------ ------------- -------------
Income from operations                              411           525         4,281        21,757        12,146
Other income (expense), net                        (43)         (209)          (30)          (28)           112
                                            ------------  ------------  ------------ ------------- -------------
Income before provision for income taxes            368           316         4,251        21,729        12,258
Provision for income taxes                          147           173           770         9,310         4,903
                                            ------------  ------------  ------------ ------------- -------------
Net income                                         $221          $143        $3,481       $12,419        $7,355
                                            ============  ============  ============ ============= =============

Per Share Data:
Basic earnings per share                          $0.07         $0.05         $0.54         $1.03         $0.53
                                            ============  ============  ============ ============= =============

Diluted earnings per share                        $0.07         $0.05         $0.53         $0.99         $0.53
                                            ============  ============  ============ ============= =============

Shares used in computing basic earnings
  per share                                   3,080,678     3,080,678     6,394,843     12,075,044   13,840,750
                                            ============  ============  ============ ============= =============
Shares used in computing diluted
  earnings per share                          3,080,678     3,080,678     6,533,769     12,516,195   13,884,610
                                            ============  ============  ============ ============= =============

BALANCE SHEET DATA (in thousands):
                                                         DECEMBER 31,
                                                    1998              1999
                                               ----------------  ---------------

Working capital                                    $22,728            $10,918
Total assets                                      $180,129           $231,484
Long-term debt                                      $2,888            $17,323
Stockholders' equity                              $145,297           $162,539

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

         The Company, following its initial public offering and the Combinations of the Founding Companies in July 1997, focused for the remainder of 1997 on forming a corporate headquarters, developing a technology strategy and acquiring operating companies. During 1998, the Company focused on developing strategic software applications, creating a marketing and branding strategy, expanding call centers for cruise and domestic air operations, centralizing certain activities at corporate headquarters and acquiring additional operating companies. During 1999, the Company focused on expanding its presence and on-line booking capabilities on the Internet, further developing and rolling out its strategic software applications, integrating its cruise segment call center operations, maximizing revenue opportunities and improving call center operations. In addition, the Company anticipates making certain investments and further integrating its operations to strategically position the Company for the future.

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

         The lodging segment is comprised of operating companies providing electronic hotel reservation services to independent hotels and specialized hotel programs and other reservation and after-hours travel services to travel agencies. Net revenues include commissions and fees for reservation services, and fees for subscriptions and advertising related to the hotel programs. The Company records net revenue at the time the traveler checks out of the hotel for hotel reservation services, when service is provided for after-hours travel services to travel agencies, over the subscription period for hotel program subscriptions, and when the hotel program publication is mailed for advertisement fees. The Company provides an allowance for cancellations, reservation changes and "no shows", which is based on historical experience.

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

CONSOLIDATED FINANCIAL REVIEW

         The following table sets forth certain historical financial data, also stated as a percentage of net revenues, for the years indicated (dollars in thousands, except per share data):

                                                    1997                  1998                   1999
                                            --------------------- --------------------- -----------------------
Net revenues                                   $62,813    100.0%     $129,855   100.0%     $187,042     100.0%
Operating expenses                              38,810     61.8%       70,920    54.6%       115,202     61.6%
                                            --------------------- --------------------- -----------------------
Gross profit                                    24,003     38.2%      58,935     45.4%       71,840      38.4%
General and administrative expenses             19,209     30.6%      34,550     26.6%       55,378      29.6%
Goodwill amortization                              513      0.8%       2,628      2.0%        4,316       2.3%
                                            --------------------- --------------------- -----------------------
Income from operations                           4,281      6.8%      21,757     16.8%       12,146       6.5%
Other income (expense), net                       (30)      0.0%        (28)      0.0%          112       0.1%
                                            --------------------- --------------------- -----------------------
Income  before   provision  for  income
   taxes                                         4,251      6.8%      21,729     16.7%       12,258       6.6%
Provision for income taxes                         770      1.2%       9,310      7.2%        4,903       2.6%
                                            --------------------- --------------------- -----------------------
Net income                                      $3,481      5.5%   $12,419        9.6%       $7,355       3.9%
                                            ===================== ===================== =======================

Diluted earnings per share                       $0.53                 $0.99                  $0.53
                                            ===========           ===========           ============

         The Company reported net income of $7.4 million, or $0.53 diluted earnings per share, in 1999, compared to net income of $12.4 million, or $0.99 diluted earnings per share, in 1998 and net income of $3.5 million, or $0.53 diluted earnings per share, in 1997. The increases from 1997 to 1998 were primarily the result of increased sales volume, increased gross profit margins, the Combinations and acquisitions. Net revenues increased 106.7% in 1998, primarily the result of increased sales volume, the Combinations and acquisitions. The decrease in income before taxes from 1998 to 1999 was related to declining profits in the cruise segment. Overall, net revenues increased 66.8% in 1999, primarily as the result of increased sales volume in the outbound and other segments and acquisitions.

         Gross profit margins improved in 1998 because certain operating costs decreased as a percentage of net revenue primarily as a result of realizing higher net revenues per transaction and the semi-variable nature of certain expenses classified as operating expenses. In 1999, however, gross profit margins declined as a result of the cruise segment due to lower commission deals and increased operating costs, in particular, advertising resulting in lower gross profit margins.

         General and administrative expenses increased $20.8 million, or 60.3%, in 1999, of which $8.2 million was attributable to expenses associated with corporate headquarters and $12.6 million was costs incurred by operating companies. Of the $8.2 million increase at corporate headquarters, $7.5 million resulted from increases in operating expenses for capitalized software now in production and increased staff. Of the $12.6 million increased costs incurred by operating companies, $4.4 million was due to the AHI and LVI acquisitions that took place in 1999. General and administrative expenses increased $15.3 million, or 79.9%, in 1998, of which $6.9 million was attributable to expenses associated with corporate headquarters and $8.4 million was costs incurred by operating companies. The increase at corporate headquarters was the result of operating the headquarters for all of 1998 compared to five months in 1997, various centralization initiatives introduced at corporate headquarters over the course of 1998, bonuses accrued for executives at headquarters and operating companies and non-capitalizable operating costs associated with technology and telecommunications initiatives totaling $1.5 million in 1998. The Company expects its expenses associated with technology will increase in 2000 as more systems are rolled out and once capitalized software costs are amortized as particular software releases are ready for their intended use.

         Goodwill amortization increased $1.6 million and $2.1 million respectively in 1999 and 1998 as a result of the Combinations and several acquisitions accounted for under the purchase method of accounting.

         Provision for income taxes, as a percentage of income before provision for income taxes, was 40.0% in 1999, 42.8% in 1998, and 18.1% in 1997.
Fluctuations in the effective tax rates from 1997 to 1998 were the result of the impact of a deferred tax benefit recorded in 1997 by Auto Europe, the accounting acquiror, and the impact of varying historical effective tax rates and tax structures of acquired companies accounted for using the pooling of interests method of accounting. In 1999, the Company undertook certain corporate restructuring initiatives, which reduced the Company's effective tax rate.

CRUISE REPORTING SEGMENT FINANCIAL REVIEW

         The following table sets forth certain historical financial data, also stated as a percentage of net revenues, for the years indicated (dollars in thousands):

                                                       1997                   1998                   1999
                                               ---------------------- ---------------------- ---------------------
Net revenues                                      $23,537     100.0%     $58,673     100.0%     $60,325    100.0%
Operating expenses                                 11,690      49.7%      26,796      45.7%      42,481     70.4%
                                               ---------------------- ---------------------- ---------------------
Gross profit                                       11,847      50.3%      31,877      54.3%      17,844     29.6%
General and administrative expenses                 7,752      32.9%      14,268      24.3%      18,085     30.0%
                                               ---------------------- ---------------------- ---------------------
Income from operations                              4,095      17.4%      17,609      30.0%       (241)     -0.4%
Other income (expense), net                          (28)       0.1%         325      -0.6%         744      1.2%
                                               ---------------------- ---------------------- ---------------------
Income before provision for income taxes(1)       $4,067       17.3%     $17,934      30.6%        $503      0.8%
                                               ====================== ====================== =====================

(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

         Cruise reporting segment reported income before taxes of $503,000 in 1999, compared to $17.9 million in 1998, and $4.1 million in 1997. The 1998 increase was primarily the result of increased sales volume, increased gross profit margins, operating leverage, the Combinations and acquisitions. The 1999 decrease in profitability was the result of a decline in the gross profit margin and increased general and administrative expenses. Net revenues increased 149.3% and 2.9%, respectively, in 1998 and 1999, primarily because of the Combinations, acquisitions, and increases in volume. Companies acquired under the pooling of interests method of accounting (and which are included in net revenues for the three years) contributed 36.2% of 1998 net revenues; net revenues for these companies increased 35.7% in 1998, as a result of a 14.7% increase in passengers and an increase in net revenue per transaction.

         Gross profit margins decreased in 1999 as a result of increased marketing, compensation and other operating costs and a lower effective commission rate. The Company, based in part on significant internal growth experienced in 1998, substantially increased marketing expenditures and the number of sales personnel at its cruise call centers during late 1998 and early 1999. Despite these initiatives, cruise transaction volumes during 1999 were significantly lower than expected. Accordingly, gross profit margins were eroded. The Company believes the decreased growth rate in the cruise reporting segment resulted primarily from lower than expected consumer acceptance of the new Company marketing programs including a new brand name introduced in the first quarter. In response, the Company adjusted the number of sales personnel during the second quarter and, commencing in May 1999, began making several changes to its marketing program, including refocusing on its formerly successful cruise brand names such as Cruises Only, Gold Coast Cruises and Cruises Inc.

         General and administrative expenses increased $3.8 million, or 26.8%, in 1999 and increased as a percentage of net revenues primarily as a result of a lower revenue base per general and administrative dollar due to earning less net revenues per transaction. Cruise line contracts for 1999 provided for a base commission, in some cases, of one to two percent less than in effect for 1998; this decrease in base commission was offset by incremental override commissions, however, none of these were achieved in 1999. In addition, increased overhead resulted due to a buildup of operations to handle excepted business growth. These costs included, for example, rent for expanded call centers. General and administrative expenses increased $6.5 million, or 84.1%, in 1998 and decreased as a percentage of net revenues primarily as a result of the impacts of centralizing certain marketing and revenue management functions at corporate headquarters in the second half of 1998 and spreading remaining expenses over a larger revenue base.

OUTBOUND REPORTING SEGMENT FINANCIAL REVIEW

         The following table sets forth certain historical financial data, also stated as a percentage of net revenues, for the years indicated (dollars in thousands):

                                                       1997                  1998                  1999
                                               ---------------------  --------------------  --------------------
Net revenues                                     $34,450    100.0%      $45,560  100.0%       $73,347  100.0%
Operating expenses                                24,437     70.9%       29,122   63.9%        41,516   56.6%
                                               ---------------------  --------------------  --------------------
Gross profit                                      10,013     29.1%       16,438   36.1%        31,831   43.4%
General and administrative expenses                7,382     21.4%        5,476   12.0%         9,202   12.5%
                                               ---------------------  --------------------  --------------------
Income from operations                             2,631      7.6%       10,962   24.1%        22,629   30.9%
Other income (expense), net                         (139)     0.4%          494   -1.1%         1,872    2.6%
                                               ---------------------  --------------------  --------------------
Income before provision for income taxes(1)       $2,492      7.2%      $11,456   25.1%       $24,501   33.4%
                                               =====================  ====================  ====================

(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

         Outbound reporting segment reported income before taxes of $24.5 million in 1999, compared to $11.5 million in 1998 and $2.5 million in 1997. Operating results for the first seven months of 1997 include only the results of Auto Europe, the accounting acquiror, and do not reflect the impact of contractual decreases in salaries, bonuses and benefits to former owners and key management of Auto Europe (the "Compensation Differential"). Increases in reported income before taxes in 1998 and 1999 were primarily the result of increased sales volume, increased gross profit margins, operating leverage, the Compensation Differential and acquisitions.

         Net revenues increased in 1998 and 1999 due to increased sales volume and acquisitions.

         The gross profit margins improved in 1998 and 1999 as a result of lower commissions, salaries, advertising and telephone costs per transaction. Commission expense decreased because of increased sales directly to consumers and a portion of the international airline tickets being sold to travel agents at a net fare rather than for a commission in 1998. Salaries and advertising costs as a percentage of revenues decreased due to spreading these costs over a larger revenue base. Telephone costs as a percentage of net revenues decreased in 1998 due primarily to lower rates.

         In February 1999, the Company acquired AHI International Corporation, a company specializing in distributing European vacation packages through university alumni associations. During 1999, this operating company was included in the outbound reporting segment. AHI experiences a greater gross profit margin than the other companies in the outbound segment due to selling directly to consumers thus avoiding the travel agent commission expense.

         General and administrative expenses decreased $1.9 million, or 25.8%, in 1998, primarily as a result of Compensation Differential of Auto Europe and the International Air Companies. General and administrative expenses increased $3.7 million in 1999, of which $3.2 million was a result of the acquisition of AHI.

LODGING REPORTING SEGMENT FINANCIAL REVIEW

         The following table sets forth certain financial data, also stated as a percentage of net revenues, for the years indicated (dollars in thousands):

                                                                       1998                         1999
                                                               ---------------------        ----------------------

 Net revenues                                                    $12,431    100.0%            $25,717    100.0%
 Operating expenses                                                6,476     52.1%             13,967     54.3%
                                                               ---------------------       ---------------------
 Gross profit                                                      5,955     47.9%             11,750     45.7%
 General and administrative expenses                               2,626     21.1%              5,561     21.6%
                                                               ---------------------       ---------------------
 Income from operations                                            3,329     26.8%              6,189     21.4%
 Other income (expense), net                                          31      0.3%                133      0.5%
                                                               ---------------------       ---------------------
 Income before provision for income taxes(1)                      $3,360     27.0%             $6,322     27.0%
                                                               =====================       =====================

(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

         Lodging reporting segment reported income before taxes of $6.3 million, compared to $3.4 million in 1998. Lexington and ABC were acquired in June and July 1998, respectively, and were accounted for using the purchase method of accounting. Accordingly, the Company did not report any data for the Lodging
Reporting Segment in 1997.

         Gross profit margins declined in 1999 primarily as a result of ABC which historically experienced better margins in the second half of the year as a result of the publication of its hotel program guide.

OTHER REPORTING SEGMENT FINANCIAL REVIEW

         The following table sets forth certain financial data, also stated as a percentage of net revenues, for the years indicated (dollars in thousands):
                                                       1997                  1998                  1999
                                               ---------------------  --------------------  --------------------
Net revenues                                       $4,826    100.0%     $13,191    100.0%      $27,653  100.0%
Operating expenses                                  2,683     55.6%       8,526     64.6%      17,239   62.3%
                                               ---------------------  --------------------  --------------------
Gross profit                                        2,143     44.4%       4,665     35.4%      10,414   37.7%
General and administrative expenses                 1,802     37.3%       2,980     22.6%       5,101   18.4%
                                               ---------------------  --------------------  --------------------
Income from operations                                341      7.1%       1,685     12.8%       5,313   19.2%
Other income (expense), net                            57      1.2%         158      1.2%         435    1.6%
                                               ---------------------  --------------------  --------------------
Income before provision for income taxes(1)          $398      8.3%      $1,843     14.0%      $5,748   20.8%
                                               =====================  ====================  ====================

(1) Excludes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and certain other expenses controlled and recorded at corporate headquarters.

         Other reporting segment reported income before taxes of $5.7 million in 1999, compared to $1.8 million in 1998 and $398,000 in 1997.

         Net revenues increased 109.6% and 173.3% in 1999 and 1998, respectively. The increases were the result of increased sales volume, revenue per transaction, and acquisitions. Of the $14.5 million increase in 1999, $8.9 million was attributable to Travel 800 and related volume increases.

         Gross profit margins increased in 1999 primarily as a result of LVI. LVI, acquired in February 1999, experienced a greater gross profit percentage than the other companies in the segment. The decrease in 1998 was primarily as a result of lower net revenue per domestic air ticket sold and increased compensation, shipping and credit card merchant fees (operating costs) per ticket.

         General and administrative expenses increased $1.2 million, or 65.5%, in 1998 and $2.1 million or 71.2% in 1999. The increase in 1998 was due to Travel 800, which was acquired as part of the Founding Companies in 1997 and was included for five months in 1997 as compared to twelve months in 1998. The increase in 1999 was due to LVI, an acquisition that took place in February 1999 and accounted for using the purchase method of accounting. In addition, Travel 800 overhead base increased in 1999 due to expansion into a second call center in Albuquerque, New Mexico.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL TRANSACTIONS, INCLUDING ACQUISITIONS

         The Company's three primary sources of liquidity and capital resources are cash flow from operating activities, borrowings under its Credit Facility and issuance of Common Stock.

         For the years ended December 31, 1998 and 1999, net cash provided by operating activities was approximately $14.8 million and $16.0 million, respectively, capital expenditures were $11.1 million and $16.0 million, respectively, borrowings under the Credit Facility, Term Loan and other loans were $30.7 million and $24.0 million, respectively, and repayment of debt was $32.4 million and $9.6 million, respectively.

         The Company issued 538,928 shares of common stock and paid $25.6 million (net of cash acquired) cash consideration in 1999 in connection with two acquisitions consummated during the period. Both acquisitions were accounted for using the purchase method of accounting.

         The Company spent an aggregate of $16.0 million during 1999 for capital expenditures, including approximately $10.4 million for development of "Universal Technology" software applications for internal use. The remainder of the 1999 capital expenditures related to purchases of computer hardware and personal computers, telecommunications equipment, leasehold and building improvements and furniture and fixtures. In addition, the Company expects to spend approximately $9.7 million for all capital expenditures in 2000, including approximately $5.7 million for development of Universal Technology software applications for internal use.

LONG-TERM DEBT AND CREDIT FACILITY

         The Company is a party to a credit facility agreement with NationsBank, N.A. ("NationsBank") that provides a $35.0 million revolving line of credit (the "Credit Facility") and a term loan facility of $1.9 million (the "Term Loan"). Borrowings under the Credit Facility and Term Loan are due October 15, 2001. The Credit Facility may be used for acquisitions, general corporate purposes and letters of credit. Letters of credit issued under the Credit Facility may not exceed $15.0 million in the aggregate. As of December 31, 1999, there were outstanding borrowings of $14.7 million and letters of credit totaling $11.1 million under the Credit Facility. All amounts repaid under the Credit Facility may be reborrowed. Interest on outstanding balances of the Credit Facility and Term Loan are computed based on the Eurodollar Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios. During 1998 and 1999 the margin was 1.25%. As of December 31, 1999, the Company had interest rate swap hedge agreements totaling $16.4 million that mature in October 2000 which were entered into as a requirement of the previous credit facility. These agreements exchange floating rate obligations for fixed rates. On March 20, 2000, the Company canceled the hedge agreements.

         The Credit Facility is secured by substantially all the assets of the Company, is guaranteed by all its subsidiaries, and requires the Company to comply with various loan covenants, including maintenance of certain financial and coverage ratios and restrictions on additional indebtedness, liens, guarantees, advances, capital expenditures, sale of assets and dividends. At December 31, 1999, the Company was in compliance with the loan covenants.

         The Company believes that the current cash balances of the Company, together with cash flow from operating activities and borrowings under its Credit Facility, should be adequate to meet the Company's capital requirements over the next 12 months. However, future modifications to the Company's strategies may affect the Company's liquidity and capital requirements.

YEAR 2000 PREPAREDNESS

         The Company suffered no material adverse effects from the Year 2000 problem either as a result of the Company's own systems or those of any third party. However, due to the pervasive nature of the Year 2000 problem, the Company can give no assurance that third parties did not experience problems not currently known to it which could impact its business, financial condition or results of operations in the future.

SEASONALITY AND QUARTERLY FLUCTUATIONS

         The results of the Company are subject to quarterly fluctuations caused primarily by the seasonal variations in the travel industry, especially the leisure travel segment. Seasonality also varies depending on the nature of the travel products and services. Net revenues and operating income of the outbound reporting segment are generally higher in the first and second quarters; net revenues and operating income of the cruise reporting segment are generally higher in the second and third quarters; and net revenues and operating income of the lodging segment are generally higher in the third and fourth quarters. The Company expects the seasonality and quarterly fluctuations to continue.

         The Company's quarterly results of operations may also be subject to fluctuations as a result of changes in the mix of services offered by the Company, fare wars by travel providers, net daily rates charged to travelers by hotels, changes in relationships with certain travel providers (including commission rates and programs), changes in the timing and payment of overrides by travel providers, extreme weather conditions or other factors affecting travel or the economy, and the timing and cost of acquisitions.

         The following table represents summary data basis for each of the most recent quarterly periods (dollars in thousands, except per share data):

                           THREE MONTH PERIODS ENDED,
                -----------------------------------------------------------------------------------------------
                   MAR-98      JUN-98      SEP-98       DEC-98      MAR-99      JUN-99      SEP-99      DEC-99
                ----------  ----------  ----------  ----------- -----------  ---------- -----------  ----------
Net revenue       $26,523       $37,033     $33,992      $32,307     $41,352     $56,793     $48,534     $40,363

Gross profit       11,867        17,803      14,619       14,646      15,021      23,520      18,602      14,697

Income from         3,636         8,629       5,334        4,158       1,653       6,348       2,716       1,429
   Operations

Net income         $2,173        $4,739      $3,146       $2,361        $992      $3,809      $1,629       $ 925
                 ========     =========   =========   ==========  ==========   =========  ==========   =========
Diluted
earnings per        $0.20         $0.41       $0.23        $0.17       $0.07       $0.28       $0.12       $0.07
share            ========     =========   =========   ==========  ==========   =========  ==========   ========

ACCOUNTING STANDARDS AND POLICIES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, although earlier adoption is allowed. We have not yet quantified the impacts of adopting SFAS No. 133 and have not determined when we will adopt SFAS No. 133. However, as we do not presently have derivative instruments, we do not expect SFAS No. 133 to have a material impact on us.

         In December 1999, the U.S. Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.


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

         The Company has foreign currency denominated liabilities and reservation commitments to foreign travel providers. To mitigate potential adverse trends, the Company's operating strategy takes into account changes in exchange rates over time. Accordingly, the Company enters into various contracts that change in value as foreign exchange rates change to protect the value of its existing foreign currency denominated liabilities and commitments. The principal currencies hedged are Italian Lira, Deutsche Marks, British Pounds and French Francs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA; INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                       TRAVEL SERVICES INTERNATIONAL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     PAGE
TRAVEL SERVICES INTERNATIONAL, INC.:
   Report of Independent Certified Public Accountants............................................     28
   Consolidated Balance Sheets as of December 31, 1998 and 1999..................................     29
   Consolidated Statements of Income for the Years Ended December 31, 1997, 1998 and 1999........     30
   Consolidated Statements of Changes in Stockholders' Equity for the Years Ended
      December 31, 1997, 1998 and 1999...........................................................     31
   Consolidated Statements of Cash Flows for the Years Ended December 31,
      1997, 1998 and 1999........................................................................     32
   Notes to Consolidated Financial Statements....................................................     33
   Schedule II - Valuation and Qualifying Accounts...............................................     49

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To Travel Services International, Inc.:


         We have audited the accompanying consolidated balance sheets of Travel Services International, Inc., and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travel Services International, Inc., and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years ended December 31, 1999, in conformity with accounting standards generally accepted in the United States.

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




Arthur Andersen LLP


West Palm Beach, Florida
    February 8, 2000 (except with respect to the matters discussed in Note 9 and 16, as to which the date is March 29, 2000).

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                       ----------------------------------------------
                                                                               1998                     1999
                                                                       ----------------------   ---------------------
                                ASSETS
Current Assets:
     Cash and cash equivalents                                                   $26,084,000             $16,032,000
     Accounts receivable, less allowances for doubtful accounts
       of $1,443,000 and $2,102,000 in 1998 and 1999, respectively                15,460,000              20,509,000
     Receivables and notes from affiliates and employees                             250,000                 235,000
     Prepaid income taxes                                                          2,920,000               4,391,000
     Deferred income taxes                                                           827,000               1,228,000
     Prepaid expenses  and other current assets                                    4,856,000              11,069,000
                                                                       ----------------------   ---------------------
         Total current assets                                                     50,397,000              53,464,000

Property and equipment, net                                                       22,504,000              34,446,000
Goodwill, net                                                                    105,773,000             142,189,000
Notes receivables from employees                                                     410,000                 346,000
Other assets                                                                       1,045,000               1,039,000
                                                                       ----------------------   ---------------------
         Total assets                                                           $180,129,000            $231,484,000
                                                                       ======================   =====================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                                              $257,000                $264,000
     Trade payables and accrued expenses                                          27,412,000              42,282,000
                                                                       ----------------------   ---------------------
         Total current liabilities                                                27,669,000              42,546,000

Borrowings under line of credit                                                            -              14,700,000
Long-term debt, net of current portion                                             2,888,000               2,623,000
Deferred income taxes                                                              3,774,000               8,627,000
Other long-term liabilities                                                          501,000                 449,000
                                                                       ----------------------   ---------------------
         Total liabilities                                                        34,832,000              68,945,000
                                                                       ----------------------   ---------------------
Commitments and contingencies (Note 15)

Stockholders' Equity:
     Preferred stock, $0.01 par value;  1,000,000 shares authorized;
     none outstanding                                                                      -                       -
Common stock, $0.01 par value;  50,000,000 shares authorized;
       13,376,969 and 13,962,086 shares outstanding, respectively                    134,000                 140,000
     Additional paid-in capital                                                  129,623,000             139,504,000
     Retained earnings                                                            15,540,000              22,895,000
                                                                       ----------------------   ---------------------
         Total stockholders' equity                                              145,297,000             162,539,000
                                                                       ----------------------   ---------------------
         Total liabilities and stockholders' equity                             $180,129,000            $231,484,000
                                                                       ======================   =====================

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                               YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                            1997                   1998                   1999
                                                      ------------------     ------------------     -----------------
Net revenues                                                $62,813,000           $129,855,000          $187,042,000
Operating expenses                                           38,810,000             70,920,000           115,202,000
                                                      ------------------     ------------------     -----------------
         Gross profit                                        24,003,000             58,935,000            71,840,000
General and administrative expenses                          19,209,000             34,550,000            55,378,000
Goodwill amortization                                           513,000              2,628,000             4,316,000
                                                      ------------------     ------------------     -----------------
         Income from operations                               4,281,000             21,757,000            12,146,000
                                                      ------------------     ------------------     -----------------
Other income (expense):
Interest income                                                 370,000              1,204,000             1,920,000
Interest expense                                              (438,000)            (1,381,000)           (1,232,000)
Other, net                                                       38,000                149,000             (576,000)
                                                      ------------------     ------------------     -----------------
         Total other income (expense)                          (30,000)               (28,000)               112,000
                                                      ------------------     ------------------     -----------------
         Income before provision for income taxes             4,251,000             21,729,000            12,258,000

Provision for income taxes                                      770,000              9,310,000             4,903,000
                                                      ------------------     ------------------     -----------------
         Net income                                          $3,481,000            $12,419,000            $7,355,000
                                                      ==================     ==================     =================
Basic earnings per share                                          $0.54                  $1.03                 $0.53
                                                      ==================     ==================     =================
Diluted earnings per share                                        $0.53                  $0.99                 $0.53
                                                      ==================     ==================     =================
Weighted average shares outstanding in
     computing basic earnings per share                       6,394,843             12,075,044            13,840,750
                                                      ==================     ==================     =================
Weighted average shares outstanding in
     computing diluted earnings per share                     6,533,769             12,516,195            13,884,610
                                                      ==================     ==================     =================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                    Common       Common        Additional Paid-        Retained          Total
                                                    Shares       Stock            In Capital           Earnings
                                             ---------------- ------------- -------------------  ----------------  ----------------
Balances as of December 31, 1996                  3,080,678       $31,000            $475,000          $109,000          $615,000

Net income                                               -             -                   -          3,481,000         3,481,000

Distributions                                            -             -         (1,904,000)         (469,000)       (2,373,000)

Initial Public Offering and
 Combinations,  net of offering costs             7,698,392        77,000          49,447,000                -         49,524,000

Acquisition of Trax Software                         32,985            -                   -                 -                 -

Amortization of unearned compensation                    -             -               10,000                -             10,000

                                             ---------------- ------------- -------------------  ----------------  ----------------

Balances as of December 31, 1997                 10,812,055       108,000          48,028,000         3,121,000        51,257,000

Net income                                               -             -                   -         12,419,000        12,419,000

Secondary Offering, net of offering costs         2,025,000        20,000          65,603,000                -         65,623,000

Purchase Acquisitions                               508,295         5,000          15,519,000                -         15,524,000

Options Exercised                                    31,619         1,000             442,000                -            443,000

Amortization of unearned compensation                    -             -               31,000                -             31,000

                                             ---------------- ------------- -------------------  ----------------  ----------------

Balances as of December 31, 1998                 13,376,969      134,000          129,623,000        15,540,000       145,297,000

Net income                                               -             -                   -          7,355,000         7,355,000

Purchase Acquisitions                               542,936         6,000           9,256,000                -          9,262,000

Options Exercised                                    42,181            -              594,000                -            594,000

Amortization of unearned compensation                    -             -               31,000                -             31,000

                                             ---------------- ------------- -------------------  ----------------  ----------------

Balances as of December 31, 1999                 13,962,086      $140,000        $139,504,000       $22,895,000      $162,539,000
                                             ================ ============= ===================  ================  ================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                1997                   1998                1999
                                                                           ------------------     -----------------   --------------
     Net income                                                                  $3,481,000          $12,419,000         $7,355,000

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                            1,759,000            4,905,000          8,622,000
         Amortization of unearned compensation                                       10,000               31,000             31,000
         Interest rate swap                                                               -              280,000           (280,000)
         Deferred tax provision (benefit)                                            35,000            3,604,000          4,451,000
         Changes in operating assets and liabilities:
              Accounts receivable                                               (1,063,000)           (6,540,000)        (3,814,000)
              Receivables and notes from affiliates and employees                 (118,000)             (164,000)           128,000
              Prepaid taxes and expenses                                           (18,000)           (4,776,000)          (553,000)
              Other current assets                                                 548,000            (1,545,000)             9,000
              Trade payables and accrued expenses                               (1,400,000)            6,541,000             23,000
                                                                          ------------------     -----------------   ---------------
         Net cash provided by operating activities                               3,234,000            14,755,000         15,972,000
                                                                          ------------------     -----------------   ---------------

Cash flows from investing activities:
     Capital expenditures                                                       (3,037,000)          (11,062,000)       (16,035,000)
     Sale and disposal of property and equipment                                    54,000               140,000            580,000
     Cash paid for acquisitions, net of cash acquired                          (18,208,000)          (50,571,000)       (25,604,000)
                                                                          ------------------     -----------------   ---------------
         Net cash used in investing activities                                 (21,191,000)          (61,493,000)       (41,059,000)
                                                                          ------------------     -----------------   ---------------

Cash flows from financing activities:
     Proceeds from long-term debt and lines of credit                              991,000            30,700,000         24,000,000
     Payments on long-term debt and lines of credit                             (3,731,000)          (32,385,000)        (9,559,000)
     Net proceeds from stock offering                                           33,219,000            65,623,000                  -
     Net proceeds from options exercised                                                 -               433,000            594,000
     Consideration paid to former stockholder of accounting acquiror            (5,000,000)                    -                  -
     Distributions to stockholders                                                (179,000)                    -                  -
                                                                          ------------------     -----------------   ---------------
         Net cash provided by financing activities                               25,300,000           64,371,000         15,035,000
                                                                          ------------------     -----------------   ---------------

Net increase (decrease) in cash and cash equivalents                              7,343,000           17,633,000        (10,052,000)

Cash and cash equivalents, beginning of year                                      1,108,000            8,451,000         26,084,000
                                                                          ------------------     -----------------   ---------------
Cash and cash equivalents, end of year                                           $8,451,000          $26,084,000        $16,032,000
                                                                          ==================     =================   ===============

Supplemental cash flow information:
     Cash paid for interest                                                        $428,000           $1,265,000         $1,512,000
                                                                          ==================     =================   ===============

Supplemental disclosure of non-cash financing and investing activities:

     Assets distributed to stockholders                                          $2,194,000           $-                 $-
                                                                          ==================     =================   ===============

 The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

              TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) ORGANIZATION:
   --------------

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

Auto Europe, one of the Founding Companies, was designated as the "accounting acquiror" for financial statement presentation purposes in accordance with SEC Staff Accounting Bulletin No. 97, which states that the combining company which receives the largest portion of voting rights in the combined corporation is presumed to be the acquiror for accounting purposes. Accordingly, the historical financial statements for each year presented represent those of Auto Europe and companies acquired in 1997 and 1998 under transactions accounted for using the pooling of interests method of accounting (the "Pooling Acquisitions"), as well as balances and transactions of the Company and four other Founding Companies since July 28, 1998 and other companies acquired and accounted for using the purchase method of accounting subsequent to the date of acquisition.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   --------------------------------------------

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

The Company's revenues are derived primarily from selling travel products, including cruise vacations, airline tickets, European auto rentals, by providing electronic hotel reservation services to independent hotels, by providing various programs and services to independent travel agencies, by providing travel incentive programs for structured discounts to consumers for various forms of leisure travel, and by selling packaged vacations to individuals that are members of university alumni associations. Revenues primarily consist of commissions and markups on travel products sold and fees for services including processing and delivering tickets, franchisee support, hotel reservations, after hours travel reservation services and hotel guide publication.

The Company records net revenues when earned as follows: for cruise bookings when the customer is no longer entitled to a full refund of the cost of the cruise, which is generally 45 to 90 days prior to the cruise departure date, for airline tickets and car rentals at the time a reservation is booked and ticketed, for hotel reservation services at the time the traveler checks out of the hotel, packaged vacations at time of departure and for other services when the service is provided. The Company recognizes revenues from franchise fees when the Company has fulfilled all contractual obligations required by the agreements signed with the franchisees. The Company defers franchise renewal fees and amortizes those fees to revenues over the applicable one-year period.

The Company provides allowances for cancellations, reservation changes, "no-shows" and currency exchange guarantees based on historical experience. The allowances provided as reduction of net revenues are not material in the three years ended December 31, 1999. However, actual cancellations and reservation changes could vary significantly based upon changes in economic and political conditions that may impact leisure travel patterns. The Company has also recorded an allowance for doubtful accounts receivable totaling $1,443,000 and $2,102,000 at December 31, 1998 and 1999, respectively.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which establishes standards of accounting for derivative instruments including specific hedge accounting criteria. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000 although earlier adoption is allowed. We have not yet quantified the impacts of adopting SFAS No. 133 and have not determined when we will adopt SFAS No. 133. However, as we do not presently have derivative instruments, we do not expect SFAS No. 133 to have a material impact on us.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company believes its revenue recognition practices are in conformity with the guidelines prescribed in SAB 101.

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

SEGMENTS OF AN ENTERPRISE

The Company has adopted Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way information about operating segments is reported in financial statements and establishes standards for related disclosures about product and services, geographic areas and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company's reportable operating segments include cruise, outbound, lodging and other. Refer to Note (5) for information and disclosures regarding reporting segments.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents at December 31, 1998 and 1999 include interest bearing demand deposits and highly liquid investments of $24,878,000 and $14,491,000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, receivables, trade payables, and debt are reflected in the accompanying consolidated financial statements at cost, which approximates fair value. All long-term receivables and debt obligations bear interest.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used by the Company principally in the management of its interest rate and foreign currency exposure.

As of December 31, 1999, the Company had outstanding interest rate swap hedge agreements totaling $16.4 million that mature in October 2000 which were entered into as a requirement of the previous credit facility. These agreements exchange floating rate obligations for fixed rates.

Foreign currency forward purchase contracts are entered into to hedge substantially all of its foreign currency denominated liabilities and reservation commitments to foreign travel providers. The hedging minimizes the impact of foreign exchange rate movements on the Company's operating results because gains and losses on these contracts generally offset losses and gains on the liabilities being hedged. At December 31, 1998 and 1999, the Company had outstanding forward purchase contracts of $2.1 million and $4.1 million, respectively. The average maturity of these purchase contracts was 58 days. The risk of loss on liabilities not hedged is not considered significant.

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

Capitalized software development costs are reported at the lower of unamortized costs or net realizable value and are included as a component of property and equipment. Once the software reaches the stage for its intended general use for each significant release of each software applications, applicable costs are amortized based on the straight-line method over the estimated useful life. Accumulated amortization at December 31, 1998 and 1999 was $74,000 and $606,000, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided over estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over periods not exceeding the respective terms of the leases.

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, that extend the useful lives of existing equipment are capitalized and depreciated. Upon retirement or disposition of property and equipment, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of income.

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

At the time of an acquisition accounted for using the purchase method of accounting, allocations of purchase price are initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning valuation of such assets and liabilities become available, normally within one year of the date of the acquisition. Additional information necessary for certain acquisitions may include final determinations of such matters as the amount of income taxes reimbursable to sellers, the amount of contingent consideration related to the acquisition, and total legal and accounting costs associated with the acquisitions. The Company does not believe there will be any material change to allocations of purchase prices as of December 31, 1999.

Goodwill is being amortized on a straight-line basis generally over 35 years (5 years for goodwill related to an acquired software development business), representing the approximate useful life of acquired intangible assets. Accumulated amortization totals $3,141,000 and $7,455,000 at December 31, 1998 and 1999, respectively. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed", subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining net book value may warrant revision or may not be recoverable. If factors indicate that the net book value of any acquisitions should be evaluated for possible impairment, the Company in measuring whether such cost is recoverable will use an estimate of the acquired business's undiscounted operating income in excess of net assets of the acquired businesses.

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

STOCK COMPENSATION PLANS

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires adoption of a fair value method of accounting for stock-based compensation plans for non-employees and permits continuation of accounting using the intrinsic value based method under Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock issued to Employees", for stock options granted to employees.

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

A reconciliation of shares used in the calculation of basic and diluted earnings per share for 1997, 1998 and 1999 is as follows:

                                                              1997              1998               1999
                                                              ----              ----               ----
Basic common shares outstanding                              6,394,843        12,075,044       13,840,750

Dilutive effective of options                                  138,926           441,151           43,860
                                                          ---------------  -------------     --------------

Dilutive common shares outstanding                           6,533,769        12,516,195       13,884,610
                                                        ==============     =============    =============

Anti-dilutive options not included in above                          -         1,265,076        2,056,250
                                                        ==============     ==============  ==============

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000, although earlier adoption is allowed. The Company will be required to adopt SFAS No. 133 for fiscal year 2001. This statement establishes a new model for accounting for derivatives and hedging activities. Under SFAS No. 133, all derivative instruments must be recognized as either an asset or liability measured at its fair value. Management believes the impact of adopting this statement will not have a material effect upon the Company's results of operations or financial position.

(3) ACQUISITIONS:
    -------------

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

On November 19, 1997, the Company acquired all of the outstanding capital stock of CruiseOne, Inc., Cruise World, Inc., and The Anthony Dean Corporation (d/b/a Cruise Fairs of America). The aggregate consideration paid was 880,196 shares of common stock. On November 21, 1997, the Company acquired all of the outstanding capital stock of Ship 'N' Shore Cruises, Inc., Cruise Time, Inc., SNS Coachline, Inc., Cruise Mart, Inc. and SNS Travel Marketing, Inc. The aggregate consideration paid was 471,508 shares of common stock.

On March 31, 1998, the Company acquired all of the outstanding capital stock of CruiseMasters, Inc. The aggregate consideration paid was 152,835 shares of common stock. On May 21, 1998, the Company acquired all of the outstanding capital stock of Landry & Kling, Inc. The aggregate consideration was 163,078 shares of common stock.

On May 31, 1998, the Company acquired all of the outstanding capital stock of Goodfellow Enterprises, Inc. The aggregate consideration paid was 179,727 shares of common stock.

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

Aggregate net revenues and income before provision for income taxes generated by the Pooling Acquisitions prior to the date of acquisition and included in the accompanying consolidated statements of income were as follows:

                                                        1997             1998
                                                        ----             ----

     Net revenues                              $ 18,483,000     $    2,983,000
                                               ============     ==============

     Income before provision for income taxes  $   1,125,000    $       949,000
                                               =============    ===============

Since December 1997, in addition to the Combinations, the Company has acquired one software development company and seven operating companies under transactions accounted for using the purchase method of accounting. Accordingly, the financial results of these operating companies have been included in the accompanying consolidated financial statements from the date of acquisition. Except for Lexington and AHI International Corporation ("AHI"), the historical operations of these operating companies are not individually significant when compared to the historical operations of the Company.

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

Effective June 1, 1998, the Company acquired all of the outstanding partnership interests of Lexington. The aggregate consideration paid was 283,990 shares of common stock and $24.0 million in cash, including $4.0 million in contingent consideration paid in 1998. Lexington is an electronic hotel reservation services company and had 1998 net revenues of approximately $13.5 million. The historical operations of Lexington are significant when compared to the historical operations of the Company.

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

Effective February 1, 1999, the Company acquired all of the outstanding capital stock of AHI International, Inc. ("AHI"). The aggregate consideration paid was 145,400 shares of common stock and $24.0 million in cash. AHI develops markets and sells packaged European vacations to individuals that are members of over 200 university and college alumni associations. AHI is also a longstanding provider of alumni tour packages to college bowl games. The acquisition was accounted for using the purchase method of accounting. AHI had net revenues of approximately $15.8 million in 1998. The historical operations of AHI are significant when compared to the historical operations of the Company.

Effective February 1, 1999, the Company acquired all of the outstanding capital stock of Lifestyle Vacation Incentives, Inc. and All Seasons Smart Traveler, Inc., an affiliated company (collectively, "LVI"). The aggregate consideration paid was 248,600 shares of common stock and $6.25 million in cash paid at closing and, pursuant to an amendment to the merger agreement, 144,928 shares of common stock and $750,000 in cash paid in August 1999. The additional purchase consideration was not met and no further consideration is due to former LVI stockholders. LVI's proprietary travel incentive programs provide structured discounts to consumers for various forms of leisure travel, including airline tickets, cruise vacations, rental cars, hotel rooms and vacation packages. The acquisition is accounted for using the purchase method of accounting. The historical operations of LVI when compared to the historical operations of the Company are not significant.

(4) PRO FORMA RESULTS AND EARNINGS PER SHARE:
    -----------------------------------------

Pro forma operating results and pro forma diluted earnings per share presented below for the Company give effect to results of the Company combined with the Founding Companies as if the initial public offering, the Combinations, and the acquisition of Lexington had occurred on January 1, 1997, and as if the acquisition of AHI had occurred on January 1, 1998, along with certain adjustments associated with the Combinations, Lexington and the Pooling Acquisitions.

The pro forma results include the effects of: (i) the Combinations, Lexington and AHI; (ii) amortization of goodwill resulting from the Combinations, Lexington, and AHI; (iii) certain adjustments to salaries, bonuses, and management fees and benefits to former owners and key management of the Founding Companies, Lexington, AHI and the Pooling Acquisitions, to which such persons have agreed prospectively ("Compensation Differential"); (iv) reversal of acquisition costs associated with Pooling Acquisitions; and (v) provision for income taxes as if pro forma income was subject to corporate federal and state income taxes during the periods.

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the Founding Companies, Lexington and AHI been under common control prior to the Combinations and the acquisition of Lexington and AHI, or which may result in the future.

Pro forma operating results and diluted pro forma earnings per share follow:

                                                           1997            1998                1999
                                                           ----            ----                ----
Net revenues                                         $ 93,829,000      $150,833,000      $187,559,000
                                                     =============     ============      ============

Income before taxes - historical                     $  4,251,000      $ 21,729,000      $ 12,259,000

Income of Founding Companies and
      Lexington in 1997 and 1998, and AHI
      in 1998 and 1999, prior to acquisition dates      5,276,000         4,194,000          (654.000)
                                                     ------------      ------------       -----------

Pro forma income, before adjustments                    9,527,000        25,923,000        11,604,000

      Compensation Differential                         5,406,000         1,774,000                 -
      Acquisition costs                                   748,000            33,000                 -
      Goodwill amortization                            (1,517,000)       (1,125,000)          (66,000)
      Interest Expense                                          -        (1,680,000)         (140,000)
                                                     ------------      ------------       -----------
Pro forma income before taxes                          14,164,000        24,925,000        11,398,000

Pro forma provision for income taxes                    5,949,000         9,970,000         4,559,000
                                                     ------------      ------------       -----------

Pro forma net income                                 $  8,215,000      $ 14,955,000       $ 6,839,000
                                                     ============      ============       ===========

Diluted pro forma earnings per share                 $       0.71      $       1.15       $      0.49
                                                     ============      ============       ===========
Weighted average shares outstanding                    11,506,499        12,951,700        13,896,727
                                                     ============      ============       ===========

(5)  REPORTING SEGMENTS:

The Company's reporting operating segments are cruise, outbound, lodging and other. The cruise segment is comprised of operating companies distributing cruises through call centers, home-based agents and the Internet, directly to consumers in the United States. The outbound segment is comprised of operating companies distributing European auto rentals, international airline tickets and international vacation packages through travel agencies and directly to consumers, primarily in the United States. The lodging segment is comprised of operating companies providing electronic hotel reservation services to independent hotels and other specialized hotel programs and services to travel agencies, primarily in the United States. The other segment is comprised of an operating company providing domestic airline tickets through a call center directly to consumers in the United States, an operating company providing incentive cruise programs to corporations in the United States and an operating company that provides travel incentive programs for structured discounts.

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

The Company does not currently have any material portion of its assets or operations outside the United States. Financial results for reporting operating segments, including a reconciliation of the totals reported to the applicable line items in the consolidated financial statements, are as follows (in thousands):

                                                                                               ADJUSTING
                                                                                               AND REC.
1999                                    CRUISE        OUTBOUND       LODGING       OTHER       ITEMS (1)      TOTAL
----                                  ------------  -------------  ------------  -----------  ------------  ----------
Net revenues                             $60,325        $73,347       $25,717      $27,653           $-     $187,042
Operating expenses                        42,481         41,516        13,967       17,238            -      115,202
                                      ------------  -------------  ------------  -----------  ------------  ----------
Gross profit                              17,844         31,831        11,750       10,415            -       71,840
General and administrative                16,636          8,110         5,069        4,887       16,370       51,072
     expenses
Depreciation expense                       1,449          1,090           492          214        1,061        4,306

Goodwill amortization                          -              1             -            -        4,315        4,316
                                      ------------  -------------  ------------  -----------  ------------  ----------
     Income (loss) from operations          (241)        22,630         6,189        5,314      (21,746)      12,146

Other income (expense), net                  744          1,871           133          434       (3,071)         112
                                      ------------  -------------  ------------  -----------  ------------  ----------
     Income before income taxes              503         24,501         6,322        5,748      (24,817)      12,258

Provision for income taxes                     -              -             -            -        4,903        4,903
                                      ------------  -------------  ------------  -----------  ------------  ----------
     Net income                             $503        $24,501        $6,322       $5,748     $(29,720)      $7,355
                                      ============  =============  ============  ===========  ============  ==========

Total assets                             $21,040        $19,348       $10,016       $9,061     $172,019     $231,484
                                      ============  =============  ============  ===========  ============  ==========
                                                                                               ADJUSTING
                                                                                               AND REC.
1998                                    CRUISE        OUTBOUND       LODGING       OTHER       ITEMS (1)      TOTAL
----                                  ------------  -------------  ------------  -----------  ------------  ----------
Net revenues                             $58,673        $45,560       $12,431      $13,191           $-     $129,855
Operating expenses                        26,796         29,122         6,476        8,526            -       70,920
                                      ------------  -------------  ------------  -----------  ------------  ----------
Gross profit                              31,877         16,438         5,955        4,665            -       58,935
General and administrative                13,385          4,660         2,475        2,847        8,905       32,272
     expenses
Depreciation expense                         883            815           151          133          296        2,278
Goodwill amortization                          -              1             -            -        2,627        2,628
                                      ------------  -------------  ------------  -----------  ------------  ----------
     Income from operations               17,609         10,962         3,329        1,685      (11,828)      21,757

Other income (expense), net                  325            494            31          158       (1,036)         (28)
                                      ------------  -------------  ------------  -----------  ------------  ----------
     Income before income taxes           17,934         11,456         3,360        1,843      (12,864)      21,729

Provision for income taxes                     -              -             -            -        9,310        9,310
                                      ------------  -------------  ------------  -----------  ------------  ----------
     Net income                          $17,934        $11,456        $3,360       $1,843     $(22,174)     $12,419
                                      ============  =============  ============  ===========  ============  ==========


Total assets                             $26,630         $9,522        $7,529       $5,963     $130,485     $180,129
                                      ============  =============  ============  ===========  ============  ==========

                                                                                               ADJUSTING
                                                                                               AND REC.
1997                                    CRUISE        OUTBOUND       LODGING       OTHER       ITEMS (1)      TOTAL
----                                  ------------  -------------  ------------  -----------  ------------  -----------

Net revenues                             $23,537        $34,450            $-       $4,826           $-      $62,813
Operating expenses                        11,690         24,437             -        2,683            -       38,810
                                      ------------  -------------  ------------  -----------  ------------  -----------
Gross profit                              11,847         10,013             -        2,143            -       24,003
General and administrative                 7,366          6,618             -        1,719        2,259       17,962
     expenses
Depreciation expense                         386            764             -           83           14        1,247
Goodwill amortization                          -              -             -            -          513          513
                                      ------------  -------------  ------------  -----------  ------------  -----------
     Income from operations                4,095          2,631             -          341       (2,786)       4,281

Other income (expense), net                  (28)          (139)            -           57           80          (30)
                                      ------------  -------------  ------------  -----------  ------------  -----------
     Income before income taxes            4,067          2,492             -          398       (2,706)       4,251

Provision for income taxes                     -              -             -            -          770          770
                                      ------------  -------------  ------------  -----------  ------------  -----------
     Net income                           $4,067         $2,492            $-         $398      $(3,476)      $3,481
                                      ============  =============  ============  ===========  ============  ===========

Total assets                             $13,735         $6,997            $-       $2,568      $46,866      $70,166
                                      ============  =============  ============  ===========  ============  ===========

 (1) Adjusting and reconciling items includes goodwill amortization, software amortization and support expenses, expenses of corporate headquarters, interest expense, income taxes and other expenses controlled and recorded at corporate headquarters. On a consolidated basis, inter-segment sales were immaterial.

(6) CONCENTRATIONS OF RISK:
    -----------------------

TRAVEL SERVICE PROVIDERS

Within the cruise segment, the Company markets and provides reservation services for a variety of cruise lines. Six cruise lines in 1997 and 1998, and four cruise lines in 1999, each represented greater than 10% of cruise segment net revenues and represented in the aggregate approximately 74%, 85% and 70%, respectively, of the Company's cruise net revenues in 1997, 1998 and 1999.

Within the outbound segment, the Company markets and provides reservation services for rental car companies located in various European countries. Two auto rental travel providers each represented greater than 10% of outbound segment net revenues and represented in the aggregate approximately 87%, 84% and 77%, respectively, of the Company's net revenues from European auto rentals in 1997, 1998 and 1999.

Within the other segment, the Company sells domestic airline tickets. Three airlines each represented greater than 10% of the other segment's net revenues and represented in the aggregate approximately 63%, 51% and 55% respectively, of the Company's net revenues from domestic airline tickets in 1997, 1998 and 1999.

GEOGRAPHICAL

The table below provides information on the percentage of the Company's total auto rentals occurring in significant geographical regions for the three years ended December 31, 1999:

                                    1997         1998             1999
                                    ----         ----             ----

                Germany              18%          18%              17%
                United Kingdom       20%          19%              19%
                France               17%          16%              17%
                Italy                13%          13%              15%

(7) PROPERTY AND EQUIPMENT:
    -----------------------

Property and equipment consists of the following:

                                       Useful Life                                     December 31,
                                         In Years                         ------------------------------------
                                                                                 1998               1999
                                                                          -----------------     --------------
           Land                               -                             $     835,000      $     835,000
           Buildings                      27-40                                 4,933,000          5,064,000
           Vehicles                        5-10                                 1,372,000          1,346,000
           Furniture and fixtures           5-7                                 2,227,000          3,467,000
           Computers and equipment          3-5                                10,920,000         14,831,000
           Capitalized software               5                                 6,853,000         17,318,000
           Leasehold improvements           5-8                                   854,000          1,135,000
                                                                            --------------     -------------
                                                                            $  27,994,000      $  43,996,000
           Less: Accumulated depreciation
                     and amortization                                          (5,490,000)        (9,550,000)
                                                                            --------------     -------------

                                                                            $  22,504,000      $  34,446,000
                                                                            ===============   ==============
(8) TRADE PAYABLES AND ACCRUED EXPENSES:
    ------------------------------------

Trade payables and accrued expenses consist of the following:
                                                                                      December 31,
                                                                             -------------------------------
                                                                                1998               1999
                                                                             -------------    --------------
           Due to travel providers and customers                             $ 12,520,000      $  27,837,000
           Accrued compensation                                                 2,826,000          3,267,000
           Due to travel agents                                                 1,465,000            807,000
           Contingent  purchase consideration                                   1,044,000                  -
           Unearned revenue                                                       751,000          1,605,000
           Allowance for cancellations and refunds                                541,000            289,000
           Other                                                                8,265,000          8,477,000
                                                                             ------------      -------------
                                                                             $ 27,412,000      $  42,282,000
                                                                             ============       =============
(9) LONG-TERM DEBT:
    --------------

Long-term debt consists of the following:
                                                                                               December 31,
                                                                                      -------------------------------
                                                                                         1998               1999
                                                                                      -------------    --------------
Borrowings under NationsBank Credit Facility                                        $         -      $  14,700,000

Mortgage note payable to NationsBank, bearing interest based on LIBOR rate plus a margin, payable in monthly principal installments of $12,000 plus interest through September 2001 and a balloon
     payment in October 2001.  Secured by certain real estate                         2,007,000          1,867,000

Mortgage note payable to Key Bank, bearing interest at prime payable in monthly principal installments of $7,000 plus accrued interest, matures in
     September 2011. Secured by certain real estate                                   1,063,000           979,000

Other notes payable                                                                      75,000            41,000
                                                                                   ------------      ---------------

     Total debt                                                                       3,145,000        17,587,000

     Less-current portion                                                              (257,000)         (264,000)
                                                                                   -------------     ---------------

     Long-term debt, net of current portion  $    2,888,000       $ 17,323,000
                                             ===============      ==============


At December 31, 1999, maturities of long-term debt were as follows:

           2000                                  $     264,000
           2001                                     16,510,000
           2002                                         83,000
           2003                                         83,000
           2004                                         83,000
           Thereafter                                  564,000
                                                   -------------
                                                  $ 17,587,000
                                                   =============

On July 30, 1999, the Company closed on an amended and restated credit facility agreement effective June 30, 1999 with Bank of America N.A. d/b/a NationsBank, N.A. ("NationsBank") with respect to an increase in the revolving line of credit to a maximum of $35.0 million (the "Credit Facility") and the continuation of a term loan facility of $1.9 million (the "Term Loan"). Borrowings under the Credit Facility and the Term Loan are due October 15, 2001. The Credit Facility may be used for acquisitions, general corporate purposes and letters of credit. Letters of credit issued under the Credit Facility may not exceed $15.0 million in the aggregate. As of December 31, 1999, there were outstanding borrowings of $14.7 million and letters of credit totaling $11.1 million under the Credit Facility. At June 30, 1999, the Company wrote-off $337,000 of deferred financing costs related to the prior credit facility. All amounts repaid under the Credit Facility may be reborrowed. Interest on outstanding balances of the Credit Facility and the Term Loan are computed based on the LIBOR Rate plus a margin ranging from 1.25% to 2.0%, depending on certain financial ratios. During 1998 and 1999, the margin was 1.25%. As of December 31, 1999, the Company had outstanding interest rate swap hedge agreements totaling $16.4 million that mature in October 2000 which were entered into as a requirement of the previous credit facility. On March 20, 2000, the Company canceled the hedge agreements.

The Credit Facility is secured by substantially all the assets of the Company, is guaranteed by all its subsidiaries, and requires the Company to comply with various loan covenants, including maintenance of certain financial and coverage ratios and restrictions on additional indebtedness, liens, guarantees, advances, capital expenditures, sale of assets and dividends. At December 31, 1999, the Company was in compliance with the loan covenants.

On March 30, 1998, $3 million previously pledged to Barnett Bank was released in exchange for a guarantee by the Company of outstanding debt of one of the Founding Companies. Such debt, totaling $3,141,241, was repaid on April 28, 1998, including $1,901,838, which was refinanced using the proceeds of the Term Loan.

(10) INCOME TAXES:
     -------------

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

The provision for income taxes consists of the following:

                                   1997              1998             1999
                                   ----              ----             ----
           Federal             $ 628,000         $ 7,215,000       $ 4,409,000
           State                 142,000           2,095,000           494,000
                               ---------         -----------       -----------
                               $ 770,000         $ 9,310,000       $ 4,903,000
                               =========         ===========       ===========

           Current             $ 735,000         $ 5,706,000       $   452,000
           Deferred               35,000           3,604,000         4,451,000
                               ---------         -----------       -----------
                               $ 770,000         $ 9,310,000       $ 4,903,000
                               =========         ===========       ===========

A reconciliation of the difference between the expected provision for income taxes using the federal statutory tax rate and the Company's actual provision is as follows:

                                                                      1997                1998         1999
                                                                      ----                ----         ----
       Income tax computed at the Federal
           statutory tax rate                                    $1,488,000         $  7,605,000      $ 4,290,000
       State and local taxes (net of federal
           benefit)                                                  48,000            1,521,000          451,000
       Non-deductible goodwill                                      112,000              234,000          305,000
       Tax benefit to record deferred
            taxes at July 28, 1997                                 (543,000)                   -                -
       Other, net                                                  (335,000)             (50,000)        (143,000)
                                                                 -----------        -------------     -------------
                                                                 $   770,000        $  9,310,000      $  4,903,000
                                                                 ===========        =============     ============

Net deferred income tax assets and liabilities are comprised of the following:
                                                                                 December 31,
                                                                            1998              1999
                                                                            ----              ----
Current net deferred income taxes:
     Conversion from cash to accrual method of accounting              $     34,000      $     (8,000)
     Accrued liabilities and deferred income                                599,000           337,000
     Provision for doubtful accounts receivable                             284,000           789,000
     Other, net                                                             (90,000)          110,000
                                                                        -----------       -----------
          Current net deferred tax assets                              $    827,000      $  1,228,000
                                                                         ==========       ===========

Non-current deferred income taxes:
     Capitalized software                                              $(2,707,000)      $(6,363,000)
     Goodwill basis                                                       (952,000)       (2,427,000)
     Other, net                                                           (115,000)          163,000
                                                                        -----------       -----------
          Non-current net deferred income liabilities                  $(3,774,000)      $(8,627,000)
                                                                        ===========       ===========

Cash paid by the Company for income taxes excluding cash paid by subsidiaries prior to dates of acquisition was $823,000 in 1997, $7,627,000 in 1998 and $3,770,000 in 1999.

(11) STOCKHOLDERS' EQUITY:
     ----------------------

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

(12) STOCK OPTION PLANS:
     -------------------

 In May 1997, the Company adopted two stock option plans (the "Plans"). Under the Long Term Incentive Plan (the "Incentive Plan"), as subsequently amended and restated, the maximum number of common shares that may be subject to outstanding awards, determined immediately after the grant of any award, may not exceed 18% of the aggregate number of shares of Common Stock outstanding. Options may be granted to directors, officers, employees, consultants, and independent contractors. Individual awards under the Plan may take the form of one or more of: (i) either incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"); (ii) stock appreciation rights ("SARs"); (iii) restricted or deferred stock; (iv) dividend equivalents; and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the Common Stock.

Pursuant to the Non-Employee Directors' Stock Plan (the "Directors' Plan"), each non-employee director and advisory director is automatically granted an option to purchase 10,000 shares upon such person's initial election as a director. In addition, the Directors' Plan provides for an automatic annual grant to each Participant of an option to purchase 5,000 shares at each annual meeting of stockholders. The Directors' Plan also permits participants to elect to receive, in lieu of cash directors fees, shares or credits representing deferred shares that may be settled at future dates as elected by the parties. The Company has reserved 200,000 shares of Common Stock for issuance under the Directors' Plan.

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

A summary of the status of the Company's two stock option plans at December 31, 1998 and 1999 and changes during the years then ended is presented in the table and narrative below:

                                                              1998                           1999
                                                   ----------------------------    --------------------------
                                                      Shares        Wtd Avg           Shares       Wtd Avg
                                                      (000)        Ex Price           (000)       Ex Price
                                                   ------------- --------------    ------------- ------------
Outstanding at beginning of year                        962,000         $15.07       1,706,000       $22.80
Granted                                                 915,000          27.05          845,000       12.07
Exercised                                              (32,000)        (14.00)         (46,000)      (12.79)
Forfeited                                             (139,000)        (16.31)        (393,000)      (21.38)
                                                     ----------        -------       ----------      -------
Outstanding at end of year                           1,706,000         $22.80        2,112,000       $17.85
                                                     ==========        =======       ==========      =======
Exercisable at end of year                             250,000         $14.80          536,000       $19.95
                                                     ==========        =======       ==========      =======
Weighted average fair value of
     options granted                                                   $15.86                        $ 7.08
                                                                       =======                       =======

Of the 2,112,000 options outstanding at December 31, 1999, 536,000 options, or 25.4%, are exercisable and have exercise prices between $10.375 and $50.00, with a weighted average exercise price of $19.95 and a weighted average remaining life of seven years and ten months. The remaining 1,576,000 options are not exercisable and have exercise prices between $8.75 and $37.00, with a weighted average exercise price of $14.49 and weighted average remaining contractual life of eight years and ten months.

The Company applies APB Opinion No. 25 and related interpretations in accounting for options granted to employees and directors. Accordingly, no compensation cost has been recognized related to such grants. Had compensation cost been recorded for the Company's awards under the Plans based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's 1998 and 1999 reported actual net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                       1997           1998            1999
                                       ----           ----            ----

Net Income:           As Reported    $ 3,481,000     $12,419,000    $ 7,355,000
                      Pro Forma      $ 2,861,000     $10,326,000    $ 4,753,000

Basic EPS:            As Reported    $0.54           $1.03          $0.53
                      Pro Forma      $0.45           $0.86          $0.34

Diluted EPS:          As Reported    $0.53           $0.99          $0.53
                      Pro Forma      $0.45           $0.84          $0.34

Under SFAS No. 123, the fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following assumptions for grants in 1997, 1998 and 1999: expected volatility of 70%, risk-free interest rate of 7.5%, expected dividends of $0 and expected term of four years.

The Company recorded expense of $10,000, $31,000 and $31,000 in 1997, 1998 and 1999, respectively, related to 10,000 options granted to a non-employee of the Company. In determining the expense to be recorded, the Company applied the Black-Scholes model using the same assumptions described above, including expected term of four years.

(13) BENEFIT PLANS:
     --------------
The Company established a new 401(k) Plan effective July 1, 1998 under which eligible employees of all Company subsidiaries may participate. Contributions to the Plan are at the discretion of the Company's board of directors. At December 31, 1999, the Company had one 401(k) plan. At December 31, 1998 the Company had, three 401(k) plans, one simple 401(k) retirement plan, and two simple IRA plans. Contributions under the benefit plans were approximately $99,000 in 1997, $283,000 in 1998 and $473,000 in 1999.

(14) RELATED PARTY TRANSACTIONS:
     ---------------------------
Included in assets at December 31, 1999 is a note receivable from an affiliate with an outstanding balance of $138,000, which bears interest at 6% and is due upon demand, and other notes receivable from three employees for an aggregate balance of $346,000, which bear interest at 6% to 8%, with maturities in 2001 and 2002.

The Company leases office space from an employee under a lease that expires November 2002. Total payments were approximately $106,000, $158,000 and $155,000, respectively, in 1997, 1998 and 1999.

The Company leases office space from the brother of an affiliate under a lease that expires February 2006. Payments were $201,000, $213,000 and $196,000 in 1997, 1998, and 1999, respectively.

The Company had a management service agreement with a company controlled by an employee which was cancelled effective January 1, 1999. Total payments were approximately $2,335,000 in 1998. In addition, the Company received $29,000 in rent under a facilities agreement with this company.

The Company purchased $134,000 worth of computer equipment from a company controlled by an affiliate in 1997.

(15) COMMITMENTS AND CONTINGENCIES:
     ------------------------------
OPERATING LEASES

The Company leases office space, vehicles and office equipment under operating leases. The Company incurred approximately $1,795,000, $3,183,000 and $5,599,000 in rental expense under noncancellable operating leases in 1997, 1998 and 1999, respectively.

Minimum annual commitments under operating leases at December 31, 1999 are as follows:

           2000                                   $  5,656,000
           2001                                      5,439,000
           2002                                      4,978,000
           2003                                      4,095,000
           2004                                      2,410,000
           Thereafter                                  542,000
                                                     ---------
                                                  $ 23,120,000
                                                  ============

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

LETTERS OF CREDIT

The Company had outstanding irrevocable letters of credit totaling $11,180,000 at December 31, 1999. These letters of credit, which have terms of one year or less, collateralize the Company's obligations to third parties for payment of travel obligations. At December 31, 1999, letters of credit issued under the Credit Facility totaled approximately $11.1 million.

LITIGATION

The Company is involved in various legal claims and actions arising in the ordinary course of business. The Company believes that none of the claims and actions currently pending will have a material adverse effect on its business, financial condition or results of operations.

(16) SUBSEQUENT EVENTS:
     ------------------

On February 21, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Airtours plc, a corporation organized under the laws of England ("Airtours"), and Blue Sea Florida Acquisition Inc., an indirect wholly-owned subsidiary of Airtours (the "Purchaser"), pursuant to which the Purchaser has completed a tender offer (the "Offer") to purchase all of the outstanding shares of the Company's common stock, par value $0.01 per share, and the associated common share purchase rights (and together with the Common Stock, the "Shares"), for a cash price of $26.00 per Share as of March 29, 2000. The validly tendered and not withdrawn shares constitute 95% of the outstanding common stock of the Company. The Merger Agreement provides that as soon as practicable following the satisfaction or waiver of the conditions set forth in the Merger Agreement, the Purchaser will be merged (the "Merger") with and into the Company, and those Shares that were not acquired in the Offer will be converted into the right to receive $26.00 per Share in cash. The Merger is expected to occur on or about May 1, 2000.

In March 2000, the Company agreed to a cash settlement of $2.0 million for a legal dispute. No provision has been made in the accompanying financial statements for this matter, as the event leading to this settlement occurred after December 31, 1999.

             TRAVEL SERVICES INTERNATIONAL, INC. AND SUBSICIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description                                                      Balance at     Additions charged to    Balance at end
                                                             beginning of year   costs and expenses        of year

Reserves and allowances deducted from asset accounts:

Allowance for uncollectible
     accounts receivable
     Year ended December 31, 1996                                $(141,000)                        -         $(141,000)

     Year ended December 31, 1997                                $(141,000)                        -         $(141,000)

     Year ended December 31, 1998                                $(141,000)               (1,302,000)      $(1,443,000)

     Year ended December 31, 1999                              $(1,443,000)                 (659,000)      $(2,102,000)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III
                                    --------

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following table sets forth information concerning the Company's directors and executive officers.

NAME                                            AGE                        POSITION
----                                            ---                        --------
Joseph V. Vittoria (1)......................     64       Executive Chairman; Director
Peter T. McHugh.............................     53       President and Chief Executive Officer
Patrick Doyle...............................     40       Senior Vice President and Chief Financial Officer
Suzanne B. Bell.............................     33       Senior Vice President, General Counsel and Secretary
Timothy Coleman.............................     54       Senior Vice President, Technology and Operations
John C. DeLano..............................     40       Senior Vice President, Internet Operations
Melville W. Robinson........................     44       Vice President, Corporate Development
George Del Pino.............................     37       Vice President, Corporate Controller
Wayne Heller ...............................     43       President-Cruises Only; Director
Elan J. Blutinger (1)(2)....................     44       Director
Tommaso Zanzotto (1)(2).....................     58       Director
Timothy R. Byrne............................     40       Director
James S. Jennings...........................     42       Director
Michael C. Lee..............................     52       Director
Peter F. Rothwell...........................     40       Director
Lars Thuesen................................     43       Director
Gregory J. McMahon..........................     39       Director
Christopher A. Mottershead..................     41       Director
Lorrie L. King..............................     35       Director

-------------------
(1) Member of Audit Committee
(2) Member of Compensation Committee

JOSEPH V. VITTORIA became Executive Chairman of the Company in April 2000. He was Chairman and Chief Executive Officer of the Company from July 1997 to March 2000. From September 1987 to February 1997, Mr. Vittoria was the Chairman and Chief Executive Officer of Avis, Inc., a multinational auto rental company where he was employed for over 26 years. Mr. Vittoria was responsible for the purchase of Avis, Inc. by creating one of the world's largest Employee Stock Ownership Plans in 1987. He is a founding member of the World Travel and Tourism Council, a global organization of the chief executive officers of companies engaged in all sectors of the travel and tourism industry. He serves on the board of Travel Industry International. He has been named travel executive of the year several times by various travel media, including BUSINESS TRAVEL NEWS, TRAVEL WEEKLY, TRAVEL AGENT TOUR AND TRAVEL NEWS-NORTH AMERICA. Mr. Vittoria serves on the Board of Directors of Transmedia Europe, Transmedia Asia, Carey International, Inc., ResortQuest International, Inc., Puradyn Filter Technologies, Inc., CD Radio, Inc. and various non-profit associations.

PETER T. MCHUGH became the President and Chief Executive Officer of the Company in April 2000. From January 1996 to October 1999, Mr. McHugh was the President and Chief Operating Officer of Holland America Westours, Inc. From March 1988 to December 1995, he was Chief Operating Officer of Pan American World Airlines. Prior to that he held various senior positions at TWA. Mr. McHugh has over 25 years of experience in the travel industry.

PATRICK DOYLE became Senior Vice President and Chief Financial Officer in October 1999. Mr. Doyle has served for the past ten (10) years as Senior Vice President and Chief Financial Officer of Effjohn North America, a multinational firm and subsidiary of Neptun Maritime, whose business included the operation of two cruise lines. Mr.

Doyle has significant experience in financial planning and analysis, contract negotiations and reporting and accounting systems. He is a certified public accountant and previously served as a senior manager at KPMG.

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

TIMOTHY COLEMAN became Senior Vice President of Technology and Operations of the Company in September 1999. Most of Mr. Coleman's career has been spent with United Airlines and Westin Hotels and Resorts. At United Airlines, he was responsible for the development and implementation of corporate strategies for route planning, electronic distribution and loyalty marketing. At Westin, he was responsible for worldwide reservations, global distributions systems, frequent guest programs, travel industry marketing alliances, pricing, revenue management and management and market research. Most recently, Mr. Coleman owned his own consulting firm, working with several major hotel chains in e-commerce, distribution, and revenue management.

JOHN C. DELANO became Senior Vice President, Operations, of the Company in January 1998 and Senior Vice President, Internet Operations, in 1999. Mr. DeLano spent nearly twenty years in the auto rental industry, and from 1991 to 1997 he served as Managing Director and National Operations Manager for Avis Australia, where he coordinated the marketing, operations, human resources, information technology, sales, fleet, accounting and field management functions. In 1992, while under Mr. DeLano's supervision, Avis Australia was awarded the prestigious Australian Quality Award (similar to the Malcolm Baldridge Award in the U.S.) and the 1996 Australian Customer Service Award.

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

TIMOTHY RUSSELL BYRNE became a director of the Company in March 2000 upon completion of the tender offer. Mr. Byrne has been Group Managing Director of Airtours plc since March 2000. He has served as Group Finance Director of Airtours plc from December 1997 to March 2000. Prior to that, Mr. Byrne served as Group Financial Controller of Airtours plc from 1993 to 1997.

JAMES SCOTT JENNINGS became a director of the Company in March 2000 upon completion of the tender offer. Mr. Jennings has served as a Director and Vice President of Blue Sea Florida Acquisition Inc. since formation in February, 2000, and as Director of Corporate Development of Airtours plc since November 1996. Previously, Mr. Jennings served as Director of Corporate Finance of Rickitt Mitchell & Partners Limited from 1994 to 1996.

MICHAEL CHARLES LEE became a director of the Company in March 2000 upon completion of the tender offer. Mr. Lee has served as a Director of Airtours plc since 1993 and as Chairman of the Aviation Division of Airtours since October 1998. Mr. Lee served as Chief Executive of Airtours International Airways Limited from 1990 to 1998.

PETER FRANCIS ROTHWELL became a director of the Company in March 2000 upon completion of the tender offer. Mr. Rothwell has served as a Director of Airtours plc since November 1999 and as Chief Executive of the UK Leisure Group of Airtours since May 1998. Prior to that, Mr. Rothwell served as Managing Director of Airtours Holidays Limited from 1995 to 1998.

LARS THUESEN became a director of the Company in March 2000 upon completion of the tender offer. Mr. Thuesen has served as a Director of Airtours plc since May 1998 and as Chairman of the European Leisure Group of Airtours and Accommodation Division of Airtours since November 1999. Mr. Thuesen previously served as Chairman of the UK Leisure Group and the West European Leisure Group of Airtours from 1997 to 1999. Prior to that, Mr. Thuesen served as Deputy Chief Executive Officer and Chief Financial Officer of the Scandinavian Leisure Group of Airtours from 1994 to 1997.

GREGORY JOSEPH McMAHON became a director of the Company in March 2000 upon completion of the tender offer. Mr. McMahon has served as Group Company Secretary and Head of Legal Services of Airtours, since September 1998. Mr. McMahon was a Partner in Garretts from 1995 to 1998. Prior to that, Mr. McMahon was a Partner in Addleshaw Sons & Latham from 1991 to 1995.

CHRISTOPHER ALAN LEIGH MOTTERSHEAD became a director of the Company in March 2000 upon completion of the tender offer. Mr. Mottershead has served as Director and President of Blue Sea Florida Acquisition Inc. since formation in February 2000 and as President and Chief Executive Officer of North American Leisure Group of Airtours since January 2000. Previously, Mr. Mottershead served as Director of Airtours Holidays Limited from 1994 to 1999. Mr. Mottershead served as Managing Director of Airtours Holidays Limited from May 1998 to December 1999.

LORRIE LYNN KING became a director of the Company in March 2000 upon completion of the tender offer. Ms. King has served as a Director and Secretary of Blue Sea Florida Acquisition Inc. since formation in February 2000 and as Executive Vice President, Strategic and Business Development of North American Leisure Group of Airtours since October 1999. Ms. King served as Chief Financial Officer of North American Leisure Group of Airtours from 1998 to 1999. Previously, Ms. King was a Partner with Arthur Andersen, from 1997 to 1998, and Senior Manager prior to that time.


BOARD OF DIRECTORS

         The Board of Directors of the Company currently consists of 12 directors. Upon the merger of Blue Sea Florida Acquisition Inc. with and into the Company, it is expected that the Board will be modified. The Board of Directors has established an Audit Committee and Compensation Committee and may establish other committees from time to time as the Board may determine.

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

         The Compensation Committee consists of two members, each of whom is a "disinterested director," as defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Exchange Act, and an "outside director" within the meaning of Section 162(m) of the Internal Revenue Code. The Compensation Committee reviews and determines compensation for the Company's executive officers, administers the Company's Long Term Incentive Plan and makes recommendations to the Board of Directors with respect to the Company's compensation policies.

         The Board of Directors does not have any other committees at this time, although additional committees may be formed in the future. All officers serve at the discretion of the Board of Directors, subject to the terms and conditions of such officer's employment agreements with the Company. Airtours plc, as the beneficial owner of 95% of the Company's common stock, has the ability to control the designation of the members of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission thereunder requires the Company's officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock, as well as certain affiliates of such persons, to file initial reports of ownership on Form 3 and changes of ownership on Form 4 and Form 5 with the Securities and Exchange Commission and The Nasdaq Stock Market. Such persons are also required to furnish the Company with a copy of all such forms filed.

         Based solely on its review of copies of such reports or written representations from or on behalf of certain reporting persons that no other reports were required for those persons, the Company believes that, during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to such persons were satisfied.

ITEM  11. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation paid to the Company's Chief Executive Officer and four of the Company's other most highly compensated executive officers whose total annualized salary and bonus was $100,000 or more (the Chief Executive Officer and such other executive officers are sometimes referred to herein as the "Named Executive Officers") with respect to the years ended December 31, 1997, 1998 and 1999:

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                                                                       COMPENSATION
                                                                                     -----------------
                                               ANNUAL COMPENSATION                        AWARDS
                               ----------------------------------------------------- -----------------
                                                                                        SECURITIES
                                                                      OTHER ANNUAL      UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR        SALARY (1)   BONUS         COMPENSATION       OPTIONS       COMPENSATION
                                           ($)          ($)           ($)                  (#)         ($)
------------------------------ ----------- ------------ ------------- -------------- ----------------- --------------
Joseph V. Vittoria             1997           84,615       86,000          --            100,000               --
    CEO                        1998          200,000           (2)         --            250,000               --
                               1999          200,000           --          --            125,000               --

Timothy Coleman                1997               --           --          --                 --               --
    Sr. VP Operations          1998               --           --          --                 --               --
    and Technology (3)         1999           44,692      130,000          --             65,000           42,366 (4)

Suzanne B. Bell                1997           52,885       27,000          --             25,000               --
    Sr.VP/General Counsel      1998          125,000       71,100          --             40,000               --
                               1999          125,000           --          --                 --               --

George Del Pino                1997           38,462       20,000          --             15,000               --
    VP/Controller              1998          106,000       43,600          --             30,000               --
                               1999          115,000       15,000          --                 --               --

Melville W. Robinson           1997           52,885       27,000          --             50,000           21,345 (4)
     VP/Corporate              1998          125,000       47,400          --             40,000               --
      Development              1999          125,000           --          --                 --               --

Jill M. Vales                  1997           63,462       32,000          --             50,000           24,000 (6)
    Sr. VP/CFO(5)              1998          150,000       85,300          --             30,000               --
                               1999          150,000           --          --                 --          131,435 (7)

-------------------

(1) With the exception of Mr. Coleman who commenced employment with the Company in September 1999, each of the Named Executive Officers commenced employment with the Company upon consummation of the initial public offering (July 28, 1997). Annual salaries for 1997 were as follows: $200,000 for Mr. Vittoria; $125,000 for Ms. Bell; $105,000 for Mr. Del Pino; $125,000 for Mr. Robinson; and $150,000 for Ms. Vales.
(2) Mr. Vittoria chose to forego his bonus earned in 1998 in order to make funds available for payments to other executives of the Company.
(3) Mr. Coleman joined the Company on September 1, 1999. Bonus paid in 1999 represents a signing bonus.
(4) Consists of relocation expenses paid during the year.
(5) Effective October 10, 1999, Ms. Vales resigned from her positions with the Company.
(6) Consists of consulting fees paid in 1997 prior to the consummation of the Company's initial public offering.
(7) Represents an accrual made at December 31, 1999 for severance payments, including accrued vacation, to be made to Ms. Vales through September 29, 2000.

         The following table sets forth the stock options granted to the Named Executive Officers during the year ended December 31, 1999:

                               STOCK OPTION GRANTS

                                                                                                 GRANT DATE
                                                        INDIVIDUAL GRANTS                        VALUE(1)
                                   ------------------------------------------------------------- -------------------
                                     NUMBER OF
                                     SECURITIES   % OF TOTAL
                                     UNDERLYING   OPTIONS
                                     OPTIONS      GRANTED TO     EXERCISE OR                     GRANT DATE
                                     GRANTED      EMPLOYEES IN   BASE PRICE                      PRESENT VALUE
         NAME                        (#)          FISCAL YEAR    ($/SH)         EXPIRATION DATE  ($)
         --------------------------- ------------ -------------- -------------- ---------------- -------------------
         Joseph V.Vittoria             125,000      15.5           12.75          7/18/09             934,000

         Timothy Coleman                65,000       8.0           11.25          9/27/09             429,000
         Suzanne B. Bell                    --        --              --               --                  --
         George Del Pino                    --        --              --               --                  --
         Melville W. Robinson               --        --              --               --                  --
         Jill M. Vales                      --        --              --               --                  --

         (1) Calculated using the Black-Scholes valuation method.

         Each of the options set forth in the table above will vest in equal installments on each of the first through four anniversaries of the grant date.

         There were no stock options exercised by the Named Executive Officers during the year ended December 31, 1999.

DIRECTOR COMPENSATION; NON-EMPLOYEE DIRECTORS' STOCK PLAN

         Directors who are also employees of the Company or one of its subsidiaries do not receive additional compensation for serving as directors. During 1999, each director who was not an employee of the Company or one of its subsidiaries received a fee of $2,000 for attendance at each Board of Directors' meeting and $1,000 for attendance at each committee meeting. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof incurred in their capacity as directors.

         The Company's Non-Employee Directors' Stock Plan (the "Directors' Plan"), which was adopted by the Board of Directors, approved by the Company's shareholders in 1997 and amended in 1999, provides for: (i) the automatic grant to each non-employee director and Advisory Director (referred to herein as a "Participant" or "Non-Employee Director") serving at the commencement of the initial public offering of an option to purchase 10,000 shares of Common Stock or such other securities as may be substituted for such shares of Common Stock of the Company as stipulated in the Directors' Plan; and thereafter (ii) the automatic grant to each Participant of an option to purchase 10,000 shares upon such person's initial election as a director or appointment as an Advisory Director. In addition, the Directors' Plan provides for an automatic annual grant to each Participant of an option to purchase 5,000 shares at each annual meeting of shareholders; provided, however, that if the first annual meeting of shareholders following a person's initial election as a non-employee director or appointment by the Board as an Advisory Director is within three months of the date of such election or appointment, such person will not be granted an option to purchase 5,000 shares of Common Stock at such annual meeting. These options will have an exercise price per share equal to the fair market value of a share at the date of grant. Options granted under the Directors' Plan will expire at the earlier of 10 years from the date of grant or one year after termination of service as a director or advisor, and options will be immediately exercisable. In addition, the Directors' Plan permits Participants to elect to receive, in lieu of cash directors' fees, shares or credits representing "Deferred Shares" that may be settled at future dates, as elected by the Participants. The number of shares or Deferred Shares received will be equal to the number of shares which, at the date the fees would otherwise be payable, will have an aggregate fair market value equal to the amount of such fees. The Company reserved 200,000 shares of Common Stock for use in connection with the Directors' Plan. Messrs. Blutinger and Zanzotto, and Fraser Bullock and Leonard Potter each received options to purchase 10,000 shares upon consummation of the initial public offering and 5,000 shares following each of the 1998 and 1999 Annual Meeting of Shareholders. In 1999, each Participant elected to receive shares in lieu of cash directors' fees. The Company expects to terminate the Directors' Plan upon consummation of the merger with Blue Sea Florida Acquisition Inc.

EXECUTIVE COMPENSATION; EMPLOYMENT AGREEMENTS; COVENANTS-NOT-TO-COMPETE

         The Company was initially incorporated in Delaware in April 1996, however, it did not conduct operations or generate revenue and did not pay any of its executive officers compensation as employees until July 1997. The Company changed its state of incorporation to Florida effective January 1, 1999. During 1999, its most highly compensated executive officers were Messrs. Vittoria, Coleman, Del Pino, Robinson and Ms. Bell.

         Mr. Vittoria has entered into an employment agreement with the Company providing for an annual base salary of $200,000. Mr. Coleman, Mr. Del Pino, Mr. Robinson and Ms. Bell each have entered into an employment agreement with the Company providing for an annual base salary of $140,000, $125,000, $125,000 and $125,000, respectively. Each of these agreements is for a term of three years, commencing July 28, 1997 for Mr. Vittoria, Mr. Del Pino, Mr. Robinson and Ms. Bell, and September 1, 1999 for Mr. Coleman. In addition, certain executive officers of the operating companies, including Mr. Heller, a member of the Board, have entered into employment agreements effective July 28, 1997. Mr. Heller's employment agreement is for a term of three years (the "Initial Term"). Each employment agreement contains a covenant not to compete (the "Covenant") with the Company for a period of two years immediately following termination of employment or, in the case of a termination by the Company without cause in the absence of a change in control, for a period of one year following termination of employment. Under the Covenant, the executive officer is prohibited from: (i) engaging in any travel service business in direct competition with the Company within defined geographic areas in which the Company or its subsidiaries does business; (ii) enticing a managerial employee of the Company away from the Company; (iii) calling upon any person or entity which is, or has been, within one year prior to the date of termination, a customer of the Company; or (iv) calling upon a prospective acquisition candidate which the employee knew was approached or analyzed by the Company, for the purpose of acquiring the entity. The Covenant may be enforced by injunctions or restraining orders and shall be construed in accordance with the changing activities, business and location of the Company. Each agreement with respect to the acquisition by the Company of an Operating Company also contains a similar covenant prohibiting sellers from competing with the Company for periods following the consummation of the respective acquisition.

         Each of these employment agreements provides that, in the event of a termination of employment by the Company without cause during the Initial Term the employee will be entitled to receive from the Company an amount equal to his or her then current salary for the remainder of the Initial Term or for one year, whichever is greater. In the event of a termination of employment without cause after the Initial Term of the employment agreement, the employee will be entitled to receive an amount equal to his or her then current salary for one year. In either case, payment is due in one lump sum on the effective date of termination. With the exception of Mr. Coleman's agreement which does not contain such provisions, the agreements also provide that in the event of a change in control of the Company (as defined in the agreements) during the Initial Term, if the employee is not given at least five days' notice of such change in control and the successor's intent to be bound by such employment agreement, the employee may elect to terminate his or her employment and receive in one lump sum three times the amount he or she would receive pursuant to a termination without cause during the Initial Term. The employment agreement of Mr. Heller also states, that in the event of a termination without cause by the Company or a change in control, the employee may elect to waive the right to receive severance compensation and, in such event, the noncompetition provisions of the employment agreement will not apply. In the event the employee is given at least five days' notice of such change in control, the employee may elect to terminate his or her employment agreement and receive in one lump sum two times the amount he or she would receive pursuant to a termination without cause during the Initial Term. In such an event, the noncompetition provisions of the employment agreement would apply for two years from the effective date of termination. The employees have been provided notice of a pending change of control. Mr. Heller has provided the Company with notice of his intent to terminate his contract upon the change of control of the Company.

         Effective April 12, 1999, the Company appointed John B. Balson to the positions of President and Chief Operating Officer. Mr. Balson has provided the Company with notice of his intent to terminate his contract upon the change of control of the Company. On April 28, 1999, Maryann Bastnagel resigned from her position as Senior Vice President and Chief Information Officer of the Company. Pursuant to a separation agreement with the Company, Ms. Bastnagel received a $75,000 severance payment, representing six months salary, in addition to payment of all accrued vacation time. On October 10, 1999, Ms. Vales resigned from her position as Senior Vice President and Chief Financial Officer of the Company. Pursuant to a separation agreement with the Company, Ms. Vales will receive $150,000, payable in installments through September 29, 2000. Ms. Vales also received payment of accrued vacation time and will be reimbursed for COBRA payments through September 29, 2000.

INDEMNIFICATION AGREEMENTS

         In 1997, the Company entered into indemnification agreements with each of the Company's initial directors and executive officers. The indemnification agreements require, among other things, that the Company indemnify its directors and executive officers to the fullest extent permitted by law, and advance to the directors and executive officers all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted. The Company must also indemnify and advance all expenses incurred by directors and executive officers seeking to enforce their rights under the Company's directors' and officers' liability insurance. Although the form of indemnification agreement offers substantially the same scope of coverage afforded by provisions in the Charter and Bylaws, it provides greater assurance to directors and executive officers that indemnification will be available, because, as a contract, it cannot be modified unilaterally in the future by the Board of Directors or by the shareholders to eliminate the rights it provides. The Company also maintains directors and officers liability insurance.

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

         The provisions of the Florida Business Corporation Act that authorize indemnification do not eliminate the duty of care of a director, and in appropriate circumstances equitable remedies such as injunctive or other forms of nonmonetary relief will remain available under Florida law. In addition, each director will continue to be subject to liability for (a) violations of the criminal law, unless the director had reasonable cause to believe his conduct was lawful or had no reasonable cause to believe his conduct was unlawful; (b) deriving an improper personal benefit from a transaction; (c) voting for or assenting to an unlawful distribution; and (d) willful misconduct or a conscious disregard for the best interests of the Company in a proceeding by or in the right of the Company to procure a judgment in its favor or in a proceeding by or in the right of a shareholder. The statute does not affect a director's responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

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

LONG-TERM INCENTIVE PLAN

         In May 1997, the Board of Directors and the Company's shareholders approved the Company's 1997 Long-Term Incentive Plan, which was later amended and restated effective July 28, 1998 and again amended and restated effective September 28, 1999 (as amended and restated, the "Plan"). The purpose of the Plan is to provide officers, employees, directors who are also employees, consultants and independent contractors of the Company or any of its subsidiaries, with additional incentives by increasing their ownership interests in the Company. Individual awards under the Plan may take the form of one or more of: (i) either incentive stock options ("ISOs") or non-qualified stock options ("NQSOs"); (ii) stock appreciation rights ("SARs"); (iii) restricted or deferred stock; (iv) dividend equivalents; and (v) other awards not otherwise provided for, the value of which is based in whole or in part upon the value of the Common Stock. The Compensation Committee of the Board of Directors administers the Plan and generally selects the individuals who will receive awards and the terms and conditions of those awards. The number of shares available for use in connection with the Plan may not exceed 18% of the aggregate number of shares of Common Stock outstanding prior to the date of grant.

         As of December 31, 1999, 2,513,175 shares were reserved for issuance in connection with the Plan, of which 2,028,737 shares had been granted and were outstanding. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards. All options, except for certain premium-priced options granted to the Chief Executive Officer, were granted with exercise prices equal to the fair market value at the time of grant. In December 1998, the Compensation Committee of the Board of Directors granted Mr. Vittoria "premium-priced" options to purchase 150,000 shares at an exercise price of $50, which price was in excess of the fair market value of the Common Stock on the grant date. The vesting of these options will occur over four years, subject to acceleration based upon thresholds of $50, $75 and $100 for the share price of the Common Stock.

         The Plan will remain in effect until terminated by the Board of Directors. The Plan may be amended by the Board of Directors without the consent of the shareholders of the Company, except that any amendment, although effective when made, will be subject to shareholder approval if required by any Federal or state law or regulation or by the rules of any stock exchange or automated quotation system on which the Common Stock may then be listed or quoted. Pursuant to the merger agreement with Airtours and Blue Sea, the Company is not permitted to grant additional options under the Plan.

401(K) PLAN

         The Company established a 401(k) Plan effective July 1, 1998. Similar plans existing at certain operating companies are either being suspended or rolled into the Company's Plan. All employees of the Company, meeting certain minimum eligibility requirements, are eligible to participate in the 401(k) Plan. The 401(k) Plan provides that each participant may contribute up to 20% of his or her pre-tax gross compensation (but not greater than a statutorily prescribed annual limit). The percentage elected by certain highly compensated participants may be required to be lower. The 401(k) Plan permits, but does not require, additional contributions to the 401(k) Plan by the Company. All amounts contributed by employee participants in conformance with Plan requirements and earnings on such contributions are fully vested at all times. For the year ended December 31, 1999, the Company accrued an aggregate matching contribution to the Plan of $450,000, based on a match of 25% of employee contributions, up to a maximum of 6% of compensation. The Board of Directors will determine on an annual basis whether a matching contribution will be made and, if so, at what level of contribution.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1999, the Compensation Committee was composed of Tommaso Zanzotto and Elan Blutinger. None of the members of the Compensation Committee was an officer or an employee of the Company or any of its subsidiaries in 1999, was formerly an officer of the Company or any of its subsidiaries, other than Mr. Blutinger, who was an officer of the Company prior to the Company's initial public offering, or had any relationship requiring disclosure by the Company under the section Certain Relationships And Related Transactions.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of April 10, 2000 by:
(i) each person known to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; (iii) each Named Executive Officer; and (iv) all executive officers and directors as a group. All persons listed have sole voting and investment power with respect to their shares, unless otherwise indicated. The Company is not aware of any beneficial owner of more than five percent of the outstanding shares of Common Stock of the Company other than as set forth in the following table.

         NAME AND ADDRESS OF BENEFICIAL OWNER (1)                            SHARES            PERCENTAGE OWNED
         ----------------------------------------                            ------            ----------------
          Joseph V. Vittoria (2).................................          112,500                    *
          Suzanne B. Bell (2)....................................           22,500                    *
          Timothy Coleman........................................               --                   --
          George Del Pino (2)....................................           15,000                    *
          Melville W. Robinson (2)...............................           35,000                    *
          Wayne Heller...........................................               --                   --
          Elan J. Blutinger (3)..................................           22,600                    *
          Tommaso Zanzotto (3)...................................           22,963                    *
          Timothy R. Byrne (4)...................................               --                   --
          James S. Jennings (4)..................................               --                   --
          Michael C. Lee (4).....................................               --                   --
          Peter F. Rothwell (4)..................................               --                   --
          Lars Thuesen (4).......................................               --                   --
          Gregory J. McMahon (4).................................               --                   --
          Christopher A. Mottershead (5).........................               --                   --
          Lorrie L. King (5).....................................               --                   --
          Airtours plc (6).......................................       13,393,416                95.0%
          All Directors and Executive Officers
          as a Group (19 persons) (7)............................          274,313                 1.9%

------------------
*   Less than 1.0%
(1) Unless indicated otherwise, the address of the beneficial owners is, c/o Travel Services International, Inc., 220 Congress Park Drive, Delray Beach, Florida 33445.
(2) Includes the following options that are currently exercisable or exercisable within the next 60 days: 112,500 shares for Mr. Vittoria; 22,500 for Ms.Bell; 15,000 shares for Mr. Del Pino; and 35,000 shares for Mr. Robinson.
(3) Includes 20,000 shares which may be acquired upon the exercise of exercisable options. Also, includes the following shares which are held in a deferred stock account for the benefit of these directors, pursuant to the Directors' Plan: 2,600 shares for Mr. Blutinger; 2,213 shares for Mr. Bullock; and 2,963 shares for Mr. Zanzotto.
(4) The business address of such individual is c/o Airtours plc, Parkway One, Parkway Business Centre, Manchester M14 7QU, United Kingdom.
(5) The business address of such individual is c/o North American Leisure Group, 130 Merton Street, Toronto, Ontario M4S 1A4, Canada.
(6) Blue Sea Florida Acquisition Inc., an indirect wholly-owned subsidiary of Airtours plc, is the record holder of these shares. Carnival Corporation, a corporation organized under the laws of the Republic of Panama, owns approximately 26% of the outstanding voting equity securities of Airtours plc. Mr. Micky Arison, the Administrators of the Estate of Ted Arison and Ms. Shari Arison, through various corporations, partnerships and trusts, beneficially own approximately 45% of the outstanding voting equity securities of Carnival Corporation.
(7) Includes 268,750 shares that may be acquired upon the exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Included in assets at December 31, 1999 is a note receivable from Imad Khalidi, a former director of the Company and executive officer of a subsidiary of the Company, with an outstanding balance of $138,000, which bears interest at 6% and is due upon demand.

         The Company leases office space from the brother of Robert G. Falcone, a former director of the Company and executive officer of a subsidiary of the Company, under a lease that expires February 28, 2006. Payments were $201,000, $213,000 and $196,000 in 1997, 1998, and 1999, respectively.

                                     PART IV
                                     -------

ITEM   14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS:

         Reference is made to the index set forth on page 24 of this Report.

    2.   FINANCIAL STATEMENT SCHEDULES:

         Reference is made to the schedule set forth on page 56 of this Report.

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

              2.11 Agreement and Plan of Merger, dated as of October 29, 1998, by and between the Registrant and the predecessor company to the Registrant.(10)

              2.12 Merger Agreement, dated as of February 21, 2000, among Airtours plc, Blue Sea Florida Acquisition Inc. and the Registrant.(14)

              3.1           Articles of Incorporation of the Registrant.(13)

              3.2           Bylaws of the Registrant.(11)

              4.1 Rights Agreement, dated as of January 28, 1999, between the Registrant and American Stock Transfer & Trust Company.(11)

              4.2 Form of Restriction and Registration Rights Agreement, dated as of July 28, 1997, between the Registrant and the each of the persons listed on the schedule thereto.(4)

              4.3 Amendment to the Share Purchase Rights Plan, dated as of February 21, 2000, between Registrant and American Stock Transfer & Trust Company, as Rights Agent.(14)

              10.1 Amended and Restated Employment Agreement, dated as of July 22, 1997, between the Registrant and Joseph
                            V. Vittoria.(4)
                            Amended and Restated Employment Agreement, dated as of May 12, 1997, between the Registrant and Jill M. Vales.(4)
                            Amended and Restated Employment Agreement, dated as of June 6, 1997, between the Registrant and Michael
                            J. Moriarty.(4)
                            Employment Agreement, dated July 22, 1997, between the Registrant and Mel Robinson.(4)
                            Employment Agreement, dated July 22, 1997, among the Registrant, Auto Europe, LLC and Imad Khalidi.(4) Employment Agreement, dated July 18, 1997, among the Registrant, Auto Europe, LLC and Alex Cecil.(4) Employment Agreement, dated July 22, 1997, among the Registrant, Cruises, Inc. and Robert Falcone.(4) Employment Agreement, dated July 22, 1997, among the Registrant, Cruises, Inc. and Judith Falcone.(4) Employment Agreement, dated July 22, 1997, among the Registrant, Cruises, Inc. and Holley Christen.(4) Employment Agreement, dated July 22, 1997, among the Registrant, Cruises Only, LLC and Wayne Heller.(4) Employment Agreement, dated July 22, 1997, among the Registrant, Cruises Only, LLC and Judy Heller.(4) Employment Agreement, dated July 22, 1997, among the Registrant, Travel 800, LLC and Susan Parker.(4)

              10.2 Form of Indemnification Agreement, dated July 28, 1997, between the Registrant and each of the persons set forth on the schedule thereto.(4)

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

              10.10 Stock Purchase Agreement, dated as of October 28, 1997, among the Registrant, Cruise World, Inc., and the sellers named therein, as amended.(5)

              10.11 Stock Purchase Agreement, dated as of October 28, 1996, among the Registrant, Ship 'N' Shore Cruises, Inc., Cruise Time, Inc., SNS Coachline, Inc., Cruise Mart, Inc., SNS Travel Marketing, Inc. and Natalee Stutzman, as amended.(5)

              10.12 Asset Purchase Agreement, dated as of February 9, 1998, among the Registrant, Gold Coast Travel Agency Corporation, Inc. and Rhea Sherota.(6)

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

              10.18 Purchase Agreement, dated as of January 8, 1999, among the Registrant, AHI International Corporation, Richard D. Small and Arlene P. Small (12)

              10.19 Employment Agreement, dated April 30, 1999 between the Registrant and John Balson.(15) 10.20 Amended and Restated Credit Agreement, dated June 30, 1999, between the Registrant, as Borrower, and Bank of America, N.A. d/b/a NationsBank, N.A., as Lender.(16)

              10.21 Employment Agreement, dated September 1, 1999, between the Registrant and Timothy M. Coleman.(17)
                            10.22 Employment Agreement, dated October 11, 1999, between the Registrant and Patrick Doyle.(17)

              11            Schedule of Computations of Earnings Per Share.(18)

              21            Subsidiaries of the Registrant.(14)

              23.1          Consent of Arthur Andersen LLP.(18)

              27            Financial Data Schedule.(18)

              99.1 The Registrant's Registration Statement on Form S-1 (File No. 333-56567).(13)

              99.2 The Registrant's Proxy Statement for the 1998 Annual meeting of Shareholders of the Registrant held on July 28, 1998.(13)

              99.3 The Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.(13)

              99.4 The Registrant's Registration Statement on Form S-3 (File No. 333-61337).(13)

---------------------
(1) Incorporated by reference to the same Exhibit number filed on May 14, 1997, with the Registrant's Registration Statement on Form S-1 (File No. 333-27125).

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

(14) Incorporated by reference to the same Exhibit number filed on February 22, 2000 with the Registrant's current report on Form 8-K.

(15) Incorporated by reference to the same Exhibit number filed on May 17, 1999 with the Registrant's quarterly report on Form 10-Q.

(16) Incorporated by reference to the same Exhibit number filed on August 13, 1999 with the Registrant's quarterly report on Form 10-Q.

(17) Incorporated by reference to the same Exhibit number filed on November 15, 1999 with the Registrant's quarterly

(18) Filed herewith.

(b)  REPORTS ON FORM 8-K

     A report on Form 8-K was filed on October 12, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Delray Beach, State of Florida, on the 14th day of April, 2000.

                                     TRAVEL SERVICES INTERNATIONAL, INC.


                                     By: /s/ JOSEPH V. VITTORIA
                                        ----------------------------------------
                                         Joseph V. Vittoria, Executive Chairman


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        SIGNATURE                                  TITLE                             DATE
        ---------                                  -----                             ----
         /s/ Joseph V. Vittoria
         -------------------------        Executive Chairman, Director           April 14, 2000
         Joseph V. Vittoria               (Principal Executive Officer)

         /s/ Patrick Doyle
         -------------------------        Senior Vice President,                 April 14, 2000
         Patrick Doyle                    Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

         /s/ Wayne Heller
         -------------------------        Director                               April 14, 2000
         Wayne Heller


         -------------------------        Director                               April __, 2000
         Elan Blutinger


         -------------------------        Director                               April __, 2000
         Tommaso Zanzotto

        SIGNATURE                          TITLE                                     DATE
        ---------                          -----                                     ----
         /s/ Timothy R. Byrne
         ---------------------------      Director                               April 14, 2000
         Timothy R. Byrne

         /s/ James S. Jennings
         ---------------------------      Director                               April 14, 2000
         James S. Jennings

         /s/ Michael C. Lee
         ---------------------------      Director                               April 14, 2000
         Michael C. Lee

         /s/ Peter F. Rothwell
         ---------------------------      Director                               April 14, 2000
         Peter F. Rothwell

         /s/ Lars Thuesen
         ---------------------------      Director                               April 14, 2000
         Lars Thuesen

         /s/ Gregory J. McMahon
         ---------------------------      Director                               April 14, 2000
         Gregory J. McMahon


         ---------------------------      Director                               April __, 2000
         Christopher A. Mottershead

         /s/ Lorrie L. King
         ---------------------------      Director                               April 14, 2000
         Lorrie L. King

                                       69

                                 Exhibit Index


Exhibit No           Description

11            Schedule of Computations of Earnings Per Share.

23.1            Consent of Arthur Andersen LLP.

27            Financial Data Schedule.